Form 10-Q
period 2025-09-30
BETA Technologies, Inc.
filed 2025-12-04
CIK 1784570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-42932

BETA Technologies, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1276474

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 Airport Drive

South Burlington, Vermont	05403

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (802) 281-3623
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001	BETA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐ Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 01, 2025, there were 220,528,649 shares of Class A common stock, $0.0001 par value per share, and 8,501,484 shares of Class B common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or the negative of such terms or similar terminology. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:
•our ability to design, manufacture and deliver our aircraft and other offerings to customers;
•our ability to obtain all required certifications, licenses, approvals, or authorizations from governmental authorities;
•our ability to achieve our business milestones for the commercialization of our aircraft and other offerings in a timely manner, or at all;
•the impact of competing products, services, or technologies or technological changes that result in reduced demand for our aircraft or other offerings, or in other adverse effects on the electric and hybrid electric aviation (including Vertical Take-Off and Landing aircraft) industry or our business;
•our ability to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require;
•our ability to manage and grow our business effectively;
•risks associated with our defense program and our ability to secure and comply with existing or future contracts or otherwise grow our relationship with the U.S. Military and other U.S. governmental organizations;
•the potential for losses and adverse publicity stemming from any accidents or other incidents involving aircraft and, in particular, from accidents involving electric aircraft, or battery solutions, such as lithium-ion batteries;
•natural disasters, outbreaks and pandemics, economic, social, weather, growth constraints, and regulatory conditions;
•our dependence on suppliers and service partners for raw materials and certain parts and components;
•threats of cybersecurity-related attacks and other cyber-incidents;
•our success in retaining or recruiting, or changes in, our officers or other key employees or our directors;
•our ability to address a wide variety of extensive and evolving laws and regulations with which we are, or may in the future be, required to comply;
•changes in tax laws or regulations that are applied adversely to us or challenges to our tax positions;
•claims and litigation that could ultimately be resolved against us;
•the cost of compliance with governmental regulations, evolving scrutiny, and changing expectations from global regulators and our stakeholders regarding our environmental, social, and governance practices and value proposition;
•costs incurred in complying with, or liabilities or obligations imposed under, environmental health and safety laws and regulations; and
•the other factors set forth in “Risk Factors” and elsewhere in the Company’s prospectus, dated November 3, 2025, filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended (the “Securities Act”) on November 4, 2025 (File No. 333-290570) (the “Prospectus”), this Quarterly Report on Form 10-Q, and our subsequent filings with the SEC.
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the Prospectus and this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “BETA,” the “Company,” “we,” “us,” and “our,” refer to BETA Technologies, Inc. and its consolidated subsidiaries.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)
Part I. Financial Information
Item 1. Financial Statements

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$687,627	$301,396
Accounts receivable(1)	7,683	2,152
Prepaid expenses and other current assets(1)	17,196	23,791
Total current assets	712,506	327,339
Property and equipment, net	331,706	319,588
Operating lease right-of-use assets	16,582	16,411
Prepaid expenses and other non-current assets	8,543	3,034
Total assets	$1,069,337	$666,372
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$13,166	$16,232
Deferred revenue, current(2)	3,616	6,401
Operating lease liabilities, current	1,540	1,741
Notes payable, current	5,670	2,835
Accrued expenses and other current liabilities	44,320	29,345
Total current liabilities	68,312	56,554
Deferred revenue, non-current(2)	12,430	6,360
Operating lease liabilities, non-current	16,995	16,683
Notes payable, non-current	179,103	149,231
Other liabilities	2,608	1,601
Total liabilities	279,448	230,429
Commitments and contingencies (see Note 7)
Convertible preferred stock and stockholders’ equity:
Convertible Series A preferred stock, $0.00002 par value, 56,088,617 shares authorized, issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation preference of $640,005 as of September 30, 2025 and December 31, 2024(3)	624,733	624,733
Convertible Series B preferred stock, $0.00002 par value, 30,925,502 shares authorized; 25,416,180 shares issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation preference of $505,263 and $483,190 as of September 30, 2025 and December 31, 2024, respectively(3)	491,961	469,889
Convertible Series C preferred stock, $0.00002 par value, 26,479,034 shares authorized; 26,445,232 and 18,060,773 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; liquidation preference of $494,564 and $327,561 as of September 30, 2025 and December 31, 2024, respectively(3)	539,527	316,691
Convertible Series C-1 preferred stock, $0.00002 par value, 27,872,661 shares authorized; 23,545,451 shares issued and outstanding as of September 30, 2025 and 0 shares issued and outstanding as of December 31, 2024; liquidation preference of $422,843 and $0 as of September 30, 2025 and December 31, 2024, respectively(3)	724,747	—
Common stock, $0.00002 par value, 239,813,390 and 223,340,884 shares authorized; 37,578,571 and 37,040,639 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively(3)	1	1
Common stock, super voting, $0.00002 par value, 8,501,484 shares authorized, issued, and outstanding as of September 30, 2025 and December 31, 2024(3)	—	—
Treasury stock	(5,888)	(5,888)
Additional paid-in capital	—	—
Accumulated deficit	(1,585,099)	(969,276)
Foreign currency translation adjustments	(93)	(207)
Total convertible preferred stock and stockholders’ equity	789,889	435,943
Total liabilities, convertible preferred stock and stockholders’ equity	$1,069,337	$666,372
______________
(1)Includes related party amounts of $2,226 and $1,473 (accounts receivable) and $0 and $9,897 (prepaid expenses and other current assets) as of September 30, 2025, and December 31, 2024, respectively (see Note 14).
(2)Includes related party amounts of $1,011 and $400 (deferred revenue, current) and $8,545 and $3,497 (deferred revenue, non-current) as of September 30, 2025, and December 31, 2024, respectively (see Note 14).
(3)Share amounts have been adjusted to reflect the 6.3811681-for-1 forward stock split that became effective on November 3, 2025 in connection with the initial public offering (see Note 1).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product revenue(1)	$2,917	$799	$7,993	$1,395
Service revenue(1)	6,001	2,267	16,490	9,260
	8,918	3,066	24,483	10,655
Cost of revenues:
Product revenue	1,660	662	2,255	1,250
Service revenue	1,081	527	3,415	2,049
	2,741	1,189	5,670	3,299
Gross margin:
Product revenue	1,257	137	5,738	145
Service revenue	4,920	1,740	13,075	7,211
	6,177	1,877	18,813	7,356
Operating expenses:
Research and development	56,371	54,043	170,484	146,152
General and administrative(2)	30,380	20,834	86,241	57,399
Total operating expenses	86,751	74,877	256,725	203,551
Loss from operations	(80,574)	(73,000)	(237,912)	(196,195)
Other (expense) income:
Interest expense	(3,464)	(2,908)	(9,214)	(8,502)
Interest income	2,628	1,035	7,348	5,740
Loss on issuance of convertible preferred stock	(355,551)	—	(355,551)	—
Total other (expense)	(356,387)	(1,873)	(357,417)	(2,762)
Loss before income taxes	(436,961)	(74,873)	(595,329)	(198,957)
Income tax expense	(253)	(191)	(580)	(246)
Net loss	(437,214)	(75,064)	(595,909)	(199,203)
Convertible preferred stock PIK dividend	(14,596)	(7,035)	(39,136)	(19,987)
Net loss attributable to common stockholders	$(451,810)	$(82,099)	$(635,045)	$(219,190)
Net loss per share attributable to common stockholders, basic and diluted	$(9.83)	$(1.81)	$(13.86)	$(4.85)
Weighted average common shares outstanding, basic and diluted	45,948,603	45,269,895	45,807,560	45,174,580
Comprehensive loss:
Net loss	$(437,214)	$(75,064)	$(595,909)	$(199,203)
Foreign currency translation adjustments	(110)	23	114	(47)
Comprehensive loss	$(437,324)	$(75,041)	$(595,795)	$(199,250)
______________
(1)Includes related party amounts of $0 and $535 (product revenue) and $1,454 and $1,260 (service revenue) for the three months ended September 30, 2025 and 2024, respectively. Includes related party amounts of $0 and $1,059 (product revenue) and $5,064 and $3,805 (service revenue) for the nine months ended September 30, 2025 and 2024, respectively (see Note 14).
(2)Includes related party amounts of $0 and $(549) (general and administrative) for the three months ended September 30, 2025 and 2024, respectively. Includes related party amounts of $(140) and $(1,057) (general and administrative) for the nine months ended September 30, 2025 and 2024, respectively (see Note 14). See accompanying notes to consolidated financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share and per share amounts)
(unaudited)

	Preferred Stock (Series A, B, C, and C-1)		Common Stock Including Super Voting Common Stock and Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Foreign Currency Translation Adjustments	Total Convertible Preferred Stock and Stockholders’ Equity
	Shares(1)	Amount	Shares(1)	Amount
Balance as of June 30, 2024	81,504,797	$1,080,447	45,245,488	$(5,887)	$—	$(808,203)	$(83)	$266,274
Issuance of common stock for cash	—	—	55,605	—	261	—	—	261
Convertible preferred stock PIK dividend	—	7,035	—	—	(4,828)	(2,207)	—	—
Stock based compensation	—	—	—	—	4,567	—	—	4,567
Foreign currency translation adjustments	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	(75,064)	—	(75,064)
Balance as of September 30, 2024	81,504,797	$1,087,482	45,301,093	$(5,887)	$—	$(885,474)	$(60)	$196,061
Balance as of June 30, 2025	99,735,577	$1,438,733	45,895,052	$(5,887)	$—	$(1,139,651)	$17	$293,212
Issuance of common stock for cash	—	—	185,003	—	849	—	—	849
Issuance of convertible Series C preferred stock, net of issuance costs	8,214,452	203,361	—	—	—	—	—	203,361
Issuance of convertible Series C-1 preferred stock, net of issuance costs	23,545,451	724,278	—	—	—	—	—	724,278
Convertible preferred stock PIK dividend	—	14,596	—	—	(6,362)	(8,234)	—	—
Stock based compensation	—	—	—	—	5,205	—	—	5,205
Warrant expense	—	—	—	—	308	—	—	308
Foreign currency translation adjustments	—	—	—	—		—	(110)	(110)
Net loss	—	—	—	—	—	(437,214)		(437,214)
Balance as of September 30, 2025	131,495,480	$2,380,968	46,080,055	$(5,887)	$—	$(1,585,099)	$(93)	$789,889
Balance as of December 31, 2023	81,504,797	$1,067,495	45,042,081	$(5,357)	$—	$(676,687)	$(13)	$385,438
Issuance of common stock for cash	—	—	371,563	—	1,231	—	—	1,231
Repurchase of common stock	—	—	(112,551)	(530)	—	—	—	(530)
Convertible preferred stock PIK dividend	—	19,987	—	—	(10,403)	(9,584)	—	—
Stock based compensation	—	—	—	—	9,172	—	—	9,172
Foreign currency translation adjustments	—	—	—	—	—	—	(47)	(47)
Net loss	—	—	—	—	—	(199,203)	—	(199,203)
Balance as of September 30, 2024	81,504,797	$1,087,482	45,301,093	$(5,887)	$—	$(885,474)	$(60)	$196,061
Balance as of December 31, 2024	99,565,570	$1,411,313	45,542,122	$(5,887)	$—	$(969,276)	$(207)	$435,943
Issuance of common stock for cash	—	—	537,933	—	2,095	—	—	2,095
Issuance of convertible Series C preferred stock, net of issuance costs	8,384,459	206,241	—	—	—	—	—	206,241
Issuance of convertible Series C-1 preferred stock, net of issuance costs	23,545,451	724,278	—	—	—	—	—	724,278
Convertible preferred stock PIK dividend	—	39,136	—	—	(19,222)	(19,914)	—	—
Stock based compensation	—	—	—	—	16,819	—	—	16,819
Warrant expense	—	—	—	—	308	—	—	308
Foreign currency translation adjustments	—	—	—	—	—	—	114	114
Net loss	—	—	—	—	—	(595,909)	—	(595,909)
Balance as of September 30, 2025	131,495,480	$2,380,968	46,080,055	$(5,887)	$—	$(1,585,099)	$(93)	$789,889
______________
(1)Share amounts have been adjusted to reflect the 6.3811681-for-1 forward stock split that became effective on November 3, 2025 in connection with the initial public offering (see Note 1).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net loss	$(595,909)	$(199,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,314	11,313
Loss on disposal of property and equipment	2,473	591
Loss on issuance of convertible preferred stock	355,551	—
Stock based compensation	16,819	9,172
Warrant expense	308	—
Non-cash interest expense	1,508	1,586
Non-cash lease expense	185	330
Changes in operating assets and liabilities:
Accounts receivable	(5,531)	(2,626)
Prepaid expenses and other current assets	3,653	3,858
Other assets and liabilities	(6)	19
Accounts payable, accrued expenses and current liabilities	17,990	7,564
Operating lease liabilities	(27)	(226)
Deferred revenue	3,286	2,360
Net cash used in operating activities	(183,386)	(165,262)
Investing activities
Purchases of property and equipment	(25,663)	(51,681)
Proceeds from sale of property and equipment	1,296	380
Net cash used in investing activities	(24,367)	(51,301)
Financing activities
Proceeds from convertible Series C preferred stock	150,406	—
Proceeds from convertible Series C-1 preferred stock	422,375	—
Proceeds from sale-leaseback transaction	32,658	—
Proceeds from the issuance of promissory note	—	15,501
Payment of debt issuance costs	—	(150)
Repayment of borrowings	(2,103)	(685)
Issuance of common stock	2,095	1,231
Principal payments on finance lease obligations	(46)	(39)
Stock issuance costs	(7,005)	—
Repurchase of common stock	—	(530)
Net cash provided by financing activities	598,380	15,328
Effect of currency translation on cash, cash equivalents and restricted cash	(20)	(24)
Increase (decrease) in cash, cash equivalents and restricted cash	390,607	(201,259)
Cash, cash equivalents and restricted cash at beginning of period	302,025	254,136
Cash, cash equivalents and restricted cash at end of period	$692,632	$52,877
Supplemental disclosure of cash flow information
Cash paid for interest	7,946	6,842
Cash paid for taxes	117	34
Non-cash investing and financing activities
Right-of-use assets recognized for new leases	1,243	796
Right-of-use assets modified for amendments	6	(1,138)
Property and equipment recorded in accounts payable	4,147	12,319
Stock issuance costs recorded in accounts payable and accrued liabilities	1,773	1,405
Deferred offering costs included in accounts payable and accrued expenses and other liabilities	6,181	—

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts in the consolidated statements of cash flows (in thousands):

	As of September 30, 2025	As of September 30, 2024
Cash and cash equivalents	$687,627	$52,248
Restricted cash included in:
Prepaid expenses and other current assets	4,561	147
Other assets	444	482
Total cash, cash equivalents and restricted cash in the condensed statements of cash flows	$692,632	$52,877
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
1.NATURE OF OPERATIONS AND LIQUIDITY
BETA Technologies, Inc. (“BETA” or the “Company”) designs, manufactures, and sells high-performance electric aircraft, advanced electric propulsion systems, charging systems and components. The Company specializes in the design, development, and manufacturing of electric aircraft, including advanced flight control and electric propulsion systems, with a focus on clean aviation technology. In addition, the Company manufactures and operates charge stations and infrastructure for charging electric aircraft. The charging systems provide the power needed to safely, quickly, and efficiently charge electric aircraft. The Company also maintains and provides access to simulators for its customers and partners to understand the capabilities of the aircraft.
On November 5, 2025, the Company completed its initial public offering (the “IPO”) of 34,330,882 shares of the Company’s Class A common stock at a price to the public of $34.00 per share, inclusive of the exercise in full by the underwriters to purchase from the Company 4,477,941 shares of Class A common stock. The Company received net proceeds from the IPO of approximately $1,103,327, after deducting approximately $63,922 in underwriting discounts and commissions. The Company’s Class A common stock trades on the New York Stock Exchange under the symbol “BETA.”
In connection with the IPO, all shares of the Company’s pre-IPO convertible preferred stock (“Preferred Stock”), including the acceleration of the related paid-in-kind (“PIK”) dividend, automatically converted into 147,806,862 shares of the Company’s pre-IPO common stock. In addition, the Company authorized a 6.3811681-for-1 forward stock split of the Company’s pre-IPO common stock and pre-IPO super voting common stock (the “Stock Split”) and the reclassification and exchange of the resulting stock into Class A common stock and Class B common stock. Following the IPO, no shares of Preferred Stock remained outstanding. All references in these consolidated financial statements to shares, share prices, exercise prices, and other per share information in all periods have been adjusted, on a retroactive basis, to reflect the Stock Split.
2.BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements included have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and as required by Form 10-Q. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly present the financial position, results of operations, cash flows, and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes as of and for the year ended December 31, 2024 included in the Prospectus. Any reference in these notes to applicable guidance is meant to refer to the authoritative United States generally accepted accounting principles as found in the Accounting Standards Codification (the “ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (the “FASB”).
The Company’s condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Emerging Growth Company Status
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an emerging growth company.
Summary of Significant Accounting Policies
There have been no other changes to the Company’s significant accounting policies described in Note 2 “Summary of Significant Accounting Policies” to the consolidated financial statements and notes as of and for the year ended December 31, 2024 included in the Prospectus that have had a material impact on the condensed consolidated financial statements and related notes, other than those described below. Certain items in the prior year’s audited consolidated financial statements have been reclassified to conform to the current presentation.
Concentration of Credit Risk
Specific revenue from customers exceeding 10% of total revenues for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	*	21%	21%	43%
Customer B	16%	41%	18%	35%
Customer C	*	17%	*	11%
Customer D	*	*	15%	*
Customer E	26%	*	*	*
Customer F	15%	*	*	*
Customer G	23%	*	*	*
______________
*Less than 10%
Specific customer receivable balances in excess of 10% of total accounts receivable as of September 30, 2025 and December 31, 2024 were as follows:

	As of September 30, 2025	As of December 31, 2024
Customer A	28%	25%
Customer B	28%	56%
Customer C	*	13%
Customer E	34%	*
______________
*Less than 10%

Deferred Offering Costs
The Company capitalizes certain legal, professional accounting, and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds from the offering, either as a reduction of the carrying value of the Preferred Stock or in stockholders’ equity as a reduction of additional paid-in-capital generated as a result of the offering. The Company recorded $6,724 of deferred offering costs as of September 30, 2025 and there were no deferred offering costs as of December 31, 2024. As a result of the IPO, the Company recorded a reduction of the carrying value of the Class A common stock of $10,723 in November 2025.
Loss on Issuance of Convertible Preferred Stock
As of the closings of Series C and Series C-1 Preferred Stock issued during the three months ended September 2025, the estimated fair value of the Preferred Stock ranged between $114.47 and $196.73 per share compared with the purchase price per share of $114.47. As a result, the Company recorded a non-cash loss of $355,551 to other expense to account for the difference between the amount of aggregate purchase price and the fair value of the shares issued as of the date of issuance. The estimated fair value of the Preferred Stock was prepared using the hybrid method, with one or more scenarios using the option pricing model (the “OPM”) to allocate the equity value to respective share classes. The valuation was based on numerous valuation factors, including, but not limited to economic factors, industry trends, and likelihood of achieving a liquidity event. These are level 3 inputs within the fair value hierarchy and require significant judgment or estimation.
Collaboration Agreements
The Company assesses joint development arrangements to determine whether they are in the scope of ASC 808 – Collaborative Arrangements (“ASC 808”). The Company evaluates whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on commercial success of the activities. This assessment is performed throughout the life of such arrangement with consideration given to the changes in the roles and responsibilities between the parties.
On September 3, 2025, the Company entered into a Strategic Collaboration Agreement and Joint Technology Development Agreement (together, the “GE Collaboration Agreements”) with General Electric Company, operating as GE Aerospace (“GE Aerospace”) within the scope of ASC 808 to research, develop, manufacture, test, market, sell, field, and support propulsion technologies for hybrid-electric applications, including turbogenerators for future sales to the commercial civilian aircraft market and government customers. Both parties provide engineering personnel, technical expertise, commercial resources, and support to carry out commitments under the GE Collaboration Agreements and are exposed to significant risks as both parties are responsible for its own costs during the development period. Furthermore, both parties participate on a joint development committee that directs the parties’ collaboration across aspects of development. Costs BETA incurs in connection with the GE Collaboration Agreements are recorded within research and development expense.
In connection with the GE Collaboration Agreements, on September 26, 2025, the Company issued warrants to purchase 2,552,467 shares of Class A common stock to GE Aerospace at a pre-split exercise price of $0.01 per share (the “GE Warrants”). The GE Warrants are exercisable upon vesting, and vest subject to the satisfaction of certain milestones, with any shares that remain unvested on the third anniversary of September 3, 2025 vesting on such date if the Company and GE Aerospace are continuing to work together under the GE Collaboration Agreements (or similar arrangements) as of such date. The aggregate grant date fair value of the warrants was $67,236. The estimated fair value of the common stock was prepared using the hybrid method, with one or more scenarios using the OPM to allocate the equity value to the GE Warrants. The valuation was based on numerous valuation factors, including, but not limited to economic factors, industry trends, and likelihood of achieving a liquidity event. These are level 3 inputs within the fair value hierarchy and require significant judgment or estimation. The Company recorded research and development expense of $308 related to the GE Warrants as of September 30, 2025.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The new standard is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is still evaluating the effects of adopting this accounting standard on the condensed consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income -Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose in the notes to the consolidated financial statements, of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, Clarifying the Effective Date. ASU 2025-01 clarifies that the guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is still evaluating the effects of adopting this accounting standard on the condensed consolidated financial statements.
3.REVENUE RECOGNITION
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by customer type, product, or service type, and geographic location, as the Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenues for customer type are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Government	$2,702	$892	$7,674	$5,271
Commercial customers	6,216	2,174	16,809	5,384
Total	$8,918	$3,066	$24,483	$10,655
The Company’s revenues for product or service type are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product revenue	$2,917	$799	$7,993	$1,395
Service revenue	6,001	2,267	16,490	9,260
Total	$8,918	$3,066	$24,483	$10,655
The Company’s revenue was derived from sales to customers in the United States for the three months ended September 30, 2025 and 2024 of $8,667 and $3,066 and the nine months ended September 30, 2025 and 2024 of $24,232 and $10,655, respectively. The Company generated $251 of revenue from international customers for the three and nine months ended September 30, 2025 and there was no revenue generated from international customers for the three and nine months ended September 30, 2024.

Contract Balances
The following table provides information about contract liabilities from contracts with customers (in thousands):

	As of September 30, 2025	As of December 31, 2024
Contract liabilities, current	$(3,616)	$(6,401)
Contract liabilities, non-current	(12,430)	(6,360)
Total	$(16,046)	$(12,761)
Contract liabilities increased during the nine months ended September 30, 2025, primarily due to payments received in excess of revenue recognized on performance obligations. During the nine months ended September 30, 2025 and 2024, the Company recognized $5,854 and $453 of our contract liabilities as of December 31, 2024 and December 31, 2023, respectively, as revenue. Contract liabilities, current includes $1,000 of customer deposits as of September 30, 2025 and no customer deposits as of December 31, 2024. Contract liabilities, non-current includes $3,885 and $2,660 of customer deposits as of September 30, 2025 and December 31, 2024, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company also entered into agreements for aircraft sales pre- and post-certification, with options for pre-certified aircraft that have not been executed. These agreements have no associated revenues or cost of sales for the three and nine months ended September 30, 2025 and 2024.
Remaining Performance Obligations
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. As of September 30, 2025, the Company’s remaining performance obligations were $18,679. The Company currently expects to recognize approximately $10,058 of the remaining performance obligations as revenue over the next 12 months and the remaining to be recognized thereafter.
4.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Computer equipment and software	$12,518	$12,194
Furniture and fixtures	1,643	1,615
Machinery and equipment	97,307	78,024
Vehicles and aviation	17,635	15,546
Recharge sites	18,003	12,045
Leasehold improvements	27,484	25,888
Buildings and structures	189,144	182,058
Land improvements	1,239	1,239
Land	2,232	593
Construction in progress	13,236	22,914
Total property and equipment	380,441	352,116
Less: accumulated depreciation	48,735	32,528
Property and equipment, net	$331,706	$319,588
Depreciation expense for the three months ended September 30, 2025 and 2024 was $5,794 and $3,888, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $16,314 and $11,313, respectively.

As of September 30, 2025 and December 31, 2024, the Company had assets held for sale of $0 and $852 included within prepaid expenses and other current assets, respectively. During the three months ended September 30, 2025 and 2024, the Company disposed $1,296 and $352 of property and equipment, net, respectively. During the nine months ended September 30, 2025 and 2024, the Company disposed $3,769 and $971 of property and equipment, net, respectively.
5.NOTES PAYABLE
On December 13, 2023, the Company entered into a credit agreement with the Export-Import Bank of the United States (“Ex-Im”) (such agreement, the “Ex-Im Credit Agreement”). The Ex-Im Credit Agreement provides a $170,103 direct loan facility (the “Ex-Im Credit Facility”), which the Company drew $170,103 as of September 30, 2025 and December 31, 2024. Of the $170,103 in principal amount of borrowings made under the Ex-Im Credit Agreement, $151,250 can be used to finance the costs of construction of the Company’s production facility, with the remaining $18,853, or 12.46% of borrowings, used to finance the total exposure fees incurred under the agreement. The discount of $20,207 as of December 31, 2024 consists of the initial exposure fee and debt issuance costs. As of September 30, 2025 and December 31, 2024, exposure fees were $18,853 and debt issuance costs were $1,354, which are amortized to interest expense on an effective interest rate basis over the term of the Ex-Im Credit Agreement.
Borrowings under the Ex-Im Credit Agreement bear interest at a fixed rate per annum of 5.52%, payable quarterly in arrears. The effective per annum interest rate on the Company’s outstanding borrowings under the Ex-Im Credit Agreement, which takes into account timing and amount of borrowings and payments, exposure fees, and debt issuance costs, is 7.32%. Borrowings under the Ex-Im Credit Agreement are required to be repaid in 54 quarterly installments, commencing on September 20, 2025, with a maturity date of December 20, 2038. The Ex-Im Credit Agreement is secured by first-priority liens on the production facility of our aircraft manufacturing campus located in South Burlington, Vermont (the “Final Assembly Facility”).
In addition, the Ex-Im Credit Agreement contains covenants that limit, among other things, the Company’s ability to sell assets, participate in mergers and acquisitions, and grant liens on certain assets.
As of September 30, 2025, the Company recognized $32,505 in notes payable, non-current, as a result of a sale-leaseback transaction. See Note 6 “Leases”.
Notes payable consisted of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Ex-Im credit agreement	$168,685	$170,103
Unamortized discount and debt issuance costs	(16,417)	(18,037)
Financing liability	32,505	—
Total notes payable	184,773	152,066
Less: notes payable, current	(5,670)	(2,835)
Notes payable, non-current	$179,103	$149,231
The Company’s Ex-Im Credit Agreement is recorded on an amortized cost basis and has a fair value of $153,913 and $157,043 as of September 30, 2025 and December 31, 2024, respectively. The fair value of the Ex-Im Credit Agreement is based on quoted prices in similar markets, which is a Level 2 input within the fair value hierarchy.
6.LEASES
The Company’s lease arrangements consist of facility, vehicle, aircraft, and equipment leases, as well as other short-term leases for storage and office space.

Sale-Leaseback Transaction
In July 2025, the Company entered into a sale-leaseback transaction with a related party for two of its buildings with an initial leaseback term of 29 years. The sale-leaseback transaction was evaluated under the sale and leaseback guidance in ASC 842-40, Leases – Sale and Leaseback Transactions. Due to the Company obtaining the ability to direct the use of and substantially all the benefits from the underlying assets, the transaction was accounted for as a debt financing. As a result, the Company continues to reflect the building in property and equipment, net, as if it were the legal owner, and continues to recognize depreciation expense over its estimated useful life. In July 2025, the Company recorded an initial financing liability of $32,658, net of transaction costs. As of September 30, 2025, the Company recognized $32,505 in notes payable, non-current. The Company will not recognize rent expense related to the leased assets. Instead, monthly rent payments are recorded as interest expense and a reduction of the outstanding liability. For the three and nine months ended September 30, 2025, payments of $701 representing interest expense were made under the financing.
There have been no other material changes to the Company’s leases during the three and nine months ended September 30, 2025.
7.COMMITMENTS AND CONTINGENCIES
Commitments
On May 25, 2021, the Company exercised its right to buy shares back from a former employee of the Company, to be paid over five years. In accordance with the fair value of the shares determined by the Company, as of September 30, 2025 and December 31, 2024, the Company’s remaining liability for the share buy-back was $228 and $913, respectively.
Legal Proceedings
At each reporting date, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company expenses as incurred the costs related to its legal proceedings. As of September 30, 2025, the Company was not aware of any material existing, pending, or threatened legal actions against the Company.
Indemnification Agreements
As permitted under Delaware law, the Company indemnifies its officers, directors, and employees for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification is for the officer’s or director’s lifetime. Further, in the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date however, the Company has not incurred any material costs as a result of such indemnifications nor experienced any losses related to them. As of September 30, 2025, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible; therefore, no related reserves were established.
8.CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Common Stock
As of September 30, 2025 and December 31, 2024, the Company had 239,813,390 and 223,340,884 shares of common stock authorized and 37,578,571 and 37,040,639 shares of common stock issued and outstanding, respectively. Each holder of the Company’s common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors.

Super Voting Common Stock
During 2021, the Company authorized and issued 8,501,484 shares of super voting common stock, which remained outstanding as of September 30, 2025. The holder of the Company’s super voting common stock, the Company’s Chief Executive Officer, is entitled to forty votes for each share on all matters submitted to a vote of the stockholders, including the election of directors. Each share of super voting common stock is convertible into one share of common stock at any time.
The size of the board of directors cannot be changed without the consent of the individual owning the shares of super voting common stock. The individual also retains the right to designate a majority of the board. As of September 30, 2025, two board members are designated by specific holders of the Preferred Stock. The election of the remaining minority board members is submitted to a vote of the stockholders.
Preferred Stock
The Company’s certificate of incorporation, as amended, designates and authorizes the Company to issue 141,365,814 shares of Preferred Stock, of which 32,039,539 shares are designated as Series A Preferred Stock, 3,064,920 shares are designated as Series A-1 Preferred Stock, 10,110,916 shares are designated as Series A-2 Preferred Stock, 10,873,242 shares are designated as Series A-3 Preferred Stock, 30,925,502 shares are designated as Series B Preferred Stock, 26,479,034 shares are designated as Series C Preferred Stock and 27,872,661 are designated as Series C-1 Preferred Stock.
For the three months ended September 30, 2025, the Company issued 3,978,505 shares of previously authorized Series C Preferred Stock and expanded the shares authorized and issued pursuant to the Series C Preferred Stock offering by 4,235,947 shares that provided aggregate net proceeds of $147,357. The participants of the Series C Preferred Stock offering consisted of new and previous investors, including board members and their associated companies, and certain members of management.
In September 2025, the Company entered into a Series C-1 Preferred Stock purchase agreement. Through September 30, 2025, the Company issued 16,723,599 shares of Series C-1 Preferred Stock to GE Aerospace for total proceeds of $300,000. The Company issued an additional 6,821,852 shares of Series C-1 Preferred Stock for aggregate net proceeds of $122,375 to new and previous investors, including board members and their associated companies.
For the three months ended September 30, 2025, the Company declared a PIK dividend for the Series B, Series C, and Series C-1 Preferred Stock of $7,467, $6,661, and $468, respectively. For the three months ended September 30, 2024, the Company declared a PIK dividend for the Series B Preferred Stock of $7,035.
For the nine months ended September 30, 2025, the Company declared a PIK dividend for the Series B, Series C, and Series C-1 Preferred Stock of $22,071, $16,597, and $468, respectively. For the nine months ended September 30, 2024, the Company declared a PIK dividend for the Series B Preferred Stock of $19,987.

9.STOCK BASED COMPENSATION
2018 Equity Incentive Plan
The amounts of stock based compensation expense recorded is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of product revenue	$37	$11	$67	$11
Cost of service revenue	38	30	119	90
Research and development	2,051	1,802	5,877	4,021
General and administrative	3,079	2,724	10,756	5,050
Total stock based compensation	$5,205	$4,567	$16,819	$9,172
During the nine months ended September 30, 2025, the Company approved modifications to certain incentive stock option awards in connection with the termination of service of an employee. These modifications resulted in an extension of the post-termination exercise period for vested awards and a change of vesting conditions for unvested awards. As a result of these modifications, the Company recorded additional stock based compensation of $3,799 during the nine months ended September 30, 2025.
As of September 30, 2025 and December 31, 2024, the total number of shares of common stock that may be issued under the 2018 Plan was 25,084,129, of which 1,298,491 and 4,598,168, respectively, remained available for future grant.
10.INCOME TAXES
During the three months ended September 30, 2025 and 2024, the Company recorded $253 and $191 of tax expense. During the nine months ended September 30, 2025 and 2024, the Company recorded $580 and $246 of tax expense. For the three and nine months ended September 30, 2025 and 2024, the provision for income taxes differed from the United States federal statutory rate primarily due to the change in jurisdictional mix of earnings.
11.NET LOSS PER SHARE
Net loss per share basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(437,214)	$(75,064)	$(595,909)	$(199,203)
Preferred Stock PIK dividend	(14,596)	(7,035)	(39,136)	(19,987)
Net loss attributable to common stockholders	$(451,810)	$(82,099)	$(635,045)	$(219,190)
Denominator:
Weighted average common shares outstanding, basic and diluted	45,948,603	45,269,895	45,807,560	45,174,580
Net loss per share, basic and diluted	$(9.83)	$(1.81)	$(13.86)	$(4.85)
As of September 30, 2025, the Company’s Series B, Series C, and Series C-1 preferred stockholders were entitled to cumulative dividends based on their stated value. As such, the Company calculates its net loss attributable to common stockholders by adjusting its net loss for the aggregate cumulative dividends that had accrued since the original issuance dates in the period in which the preferred stockholders became legally entitled to such dividends.

The Company’s potentially dilutive securities, which include preferred stock, warrants and stock options, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Series A Preferred Stock	56,088,617	56,088,617
Series B Preferred Stock	25,416,180	25,416,180
Series C Preferred Stock	26,445,232	—
Series C-1 Preferred Stock	23,545,451	—
Warrants to purchase common stock	2,552,467	—
Options to purchase common stock	20,235,533	17,805,533
	154,283,480	99,310,330
12.SEGMENT REPORTING
The Company has one operating and reportable segment – Development and Manufacturing Electric Aircrafts. The Company determined its reportable segment using the management approach based on how the chief operating decision maker (the “CODM”) evaluates the business. Substantially all Company’s fixed assets are located in the United States and all of the Company’s revenue is generated in the United States. The Company’s foreign operations consist of expenses associated with engineering and related supporting administrative services.
The Company’s CODM is its Chief Executive Officer. As the Company has a single reportable segment and is managed on a consolidated basis, the measure of segment profit or loss is consolidated net loss as reported in the consolidated statements of operations and comprehensive loss. The CODM reviews the financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM does not use any segment asset measures to assess performance and decide how to allocate resources. The Company does not have intra-entity sales or transfers.
The Company’s reportable segment information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$8,918	$3,066	$24,483	$10,655
Cost of revenues	2,741	1,189	5,670	3,299
Operating and other expenses
Research and development	56,371	54,043	170,484	146,152
General and administrative	30,380	20,834	86,241	57,399
Other segment items(1)	356,640	2,064	357,997	3,008
Net loss	$(437,214)	$(75,064)	$(595,909)	$(199,203)
______________
(1)Other segment items are comprised of the loss on issuance of convertible preferred stock, interest income/expense and income taxes.

13.GOVERNMENT ASSISTANCE
As a result of government assistance received under the Company’s agreements with Advanced Regenerative Manufacturing Institute, Inc. (“ARMI”) and Michigan Department of Transportation, incorporated by reference to “2023 Agreement,” “2024 Agreement,” and “MDOT” in the Prospectus, the Company recorded reductions within the following accounts for proceeds received from government assistance programs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$—	$549	$140	$1,057
Research and development expenses	352	327	1,001	691
Property and equipment	1,190	1,522	1,888	2,640
14.RELATED PARTY TRANSACTIONS
The Company generates revenues and expenses from transactions with related parties, primarily through the Company’s relationship with United Therapeutics Corporation, ARMI, and GE Aerospace, who have executives that are also on the Company’s Board of Directors. These amounts are disclosed within the Company’s unaudited condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss.
Additionally, the Company enters into certain transactions with members of management for the lease of aircraft and property for use within the business. The aggregate expenses are not material and are included with general and administrative expenses for the three and nine months ended September 30, 2025 and 2024, respectively.
Sale-Leaseback Transaction
In July 2025, the Company entered into a sale-leaseback transaction for two of its buildings with an associated company of a board member. The Company received $32,658 in net proceeds from the sale with an initial leaseback term of 29 years. See Note 6 “Leases” for additional information on the sale-leaseback transaction.
Series C Financing
During the three months ended September 30, 2025, as part of the Series C financing, 5,397,160 shares of Series C Preferred Stock were purchased by certain of the Company’s directors, their associated companies, and certain members of management. During the nine months ended September 30, 2025, as part of the Series C financing, 5,388,801 shares of Series C Preferred Stock were purchased by certain of the Company’s directors, their associated companies, and certain members of management.
Series C-1 Financing
During the three and nine months ended September 30, 2025, as part of the Series C-1 financing, 668,261 shares of Series C-1 Preferred Stock were purchased by certain of the Company’s board members and their associated companies, exclusive of GE Aerospace.

GE Aerospace
On September 3, 2025, the Company entered into a Series C-1 Preferred Stock purchase agreement. On September 26, 2025, the Company issued 16,723,599 shares of Series C-1 Preferred Stock to GE Aerospace for total proceeds of $300,000 in connection with the initial closing of the Series C-1 Preferred Stock financing. The Company recorded a non-cash loss on the issuance of Preferred Stock of $215,585 in connection with this transaction during the three and nine months ended September 30, 2025. As a result of the transaction, GE Aerospace received the right to designate one member to the Company’s Board. Additionally, on September 3, 2025, the Company entered into the GE Collaboration Agreements to advance hybrid-electric propulsion for next-generation aircraft for a term of 10 years. In connection with these agreements, on September 26, 2025, the Company issued warrants to GE Aerospace to purchase 2,552,467 shares of the Company’s Class A common stock. The GE Warrants are exercisable upon vesting, and vest subject to the satisfaction of certain milestones, with any warrants that remain unvested on the third anniversary of September 3, 2025 become vested on such date if the Company and GE Aerospace are continuing to work together under the GE Collaboration Agreements (or a similar arrangement). The Company recorded research and development expense of $308 in connection with the GE Collaboration Agreements during the three and nine months ended September 30, 2025.
15.PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Restricted cash	$4,561	$149
Prepaid expenses	6,488	6,408
U.S. Grants receivable	—	9,897
Supplies and materials	2,790	3,659
Assets held for sale	—	852
Other	3,357	2,826
Prepaid expenses and other current assets	$17,196	$23,791
16.ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of September 30, 2025	As of December 31, 2024
Accrued expenses	$33,259	$24,517
Share buy-back liabilities	229	685
Payroll liabilities	5,605	2,044
Other	5,227	2,099
Accrued expenses and other current liabilities	$44,320	$29,345

17.SUBSEQUENT EVENTS
Subsequent to September 30, 2025, the Company issued 1,866,989 shares of the Series C-1 Preferred Stock offering that provided aggregate net proceeds of $33,491 from an entity affiliated with one of the Company’s board members. In connection with the issuance, the Company recorded a loss on the issuance of Preferred Stock of $24,067 as a result of the difference between the estimated fair value of the Series C-1 Preferred Stock as of the closing date and the purchase price per share.
On October 15, 2025, following the approval of the stockholders of the Company, and effective upon the consummation of the IPO, the Board adopted the BETA Technologies Omnibus Incentive Plan (the “2025 Plan”). The 2025 Plan provides for grants of (i) stock options, (ii) stock appreciation rights, (iii) restricted shares, (iv) performance awards, (v) other share-based awards and (vi) other cash-based awards to eligible employees, non-employee directors and consultants of the Company. The initial number of shares of common stock reserved for issuance under the 2025 Plan is 36,207,812 shares of Class A common stock. The total number of shares reserved for issuance under the 2025 Plan increases on January 1 of each of the first 10 calendar years during the term of the 2025 Plan by the lesser of: (i) a number of shares of our common stock equal to 5% of the total number of shares of the Company’s Class A common stock outstanding on December 31 of the preceding calendar year or (ii) a lesser number of shares of the Company’s Class A common stock as determined by the Board.
On October 15, 2025, following the approval of the stockholders of the Company, and effective upon the consummation of the IPO, the Board adopted the BETA Technologies, Inc. 2025 Employee Stock Purchase Plan (the “2025 ESPP”). The initial number of shares of Class A common stock which will be authorized for sale under the 2025 ESPP is 2,413,854 shares of Class A common stock. The 2025 ESPP is expected to be implemented during 2026.
On November 5, 2025, the Company completed its IPO of 34,330,882 shares of the Company’s Class A common stock at a price to the public of $34.00 per share for net proceeds of $1,103,327 after deducting underwriting discounts and commissions payable by the Company. See Note 1 “Nature of Operations and Liquidity”.
In addition, effective November 7, 2025, the Company’s Board granted awards of restricted stock units under the 2025 Plan to certain of the Company’s employees, contractors and advisors, representing an aggregate of approximately 1,640,769 shares of Class A common stock underlying the awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed with the SEC on November 4, 2025 in connection with our IPO. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, including those discussed below and in the section titled “Risk Factors” included under Part II, Item 1A below, as well as in the Prospectus, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements. Unless otherwise indicated or in the context otherwise requires, all references in this section to the “Company,” “BETA,” “we,” “us” or “our” refer to BETA Technologies, Inc. and its consolidated subsidiaries.
Overview
We are redefining the aerospace industry. We have developed an electric aircraft platform and propulsion systems that are positioned to transform the aviation industry forward into a new phase of growth. We design, manufacture, and sell high-performance electric aircraft, advanced electric propulsion systems, charging systems, and components. Further, we have invested in the underlying infrastructure of this breakthrough technology, which is critical to bringing electric aviation to life. We believe we have developed a differentiated presence in North America and are well positioned to expand globally.
Our company was purpose-built to capture the significant, untapped market opportunity in sustainable, reliable and efficient electric aviation.
Vertical integration allows us to innovate rapidly and capture meaningful economic value throughout an aircraft’s lifetime, by providing batteries and aftermarket services for BETA aircraft and other customers. Our focus is on the enabling technologies essential to electric aviation, including motors, inverters, batteries, flight controls, charging systems, and a nationwide electric charging network (“Enabling Technologies”). With proprietary control over these core technologies, we offer customers a complete platform to support their adoption of electric aircraft to enable both existing and new missions. This multilayered approach provides us with recurring, high margin opportunities.
We are developing highly scalable technologies that can be tailored to and deployed for cost-effective and safe missions across cargo and logistics, medical, defense and passenger end markets. Our simplified approach to designing electric aircraft allows us to service a variety of end markets and mission types leveraging the same core technologies. The portability of our technologies and systems across various aircraft also unlocks flexibility to innovate on future generations of aircraft.
Recent Developments
On November 5, 2025, we completed our IPO, in which we issued and sold an aggregate of 34,330,882 shares of our Class A common stock at a price to the public of $34.00 per share, inclusive of the exercise in full by the underwriters to purchase from the Company 4,477,941 shares of Class A common stock. We received net proceeds from the IPO of approximately $1,103 million after deducting the underwriting discounts and commissions payable by us.
On October 15, 2025, we completed an additional sale and issuance of 1,866,989 shares of our Series C-1 Preferred Stock to an entity affiliated with a board member of the Company, for proceeds of $33.5 million.
Components of Results of Operations
We use a variety of financial metrics to assess the performance of our operations, including: revenues; cost of revenues; research and development expenses; and general and administrative expenses.

Revenues
Our product revenue is primarily generated from the sale of tangible products such as ground support equipment (“GSE”) and Enabling Technologies for our aircraft. Our service revenue is primarily generated from engineering, consulting and other service arrangements for our customers. Service revenue also includes revenue associated with usage and priority access from our charge stations.
Costs of Revenues
Cost of product revenues and service revenues may include the direct cost of materials, labor, subcontractors, depreciation, and overhead costs (where allowable) depending on the nature of the agreement. Included within cost of product revenues are purchases made directly for contractual performance obligations primarily recognized over time, and as such no inventories are recorded in the consolidated balance sheet.
Research and Development Expenses
We have invested in research and development for our electric aircraft, electric propulsion systems and charging solutions and network. We have also invested in critical components of our enabling technology including batteries, motors and flight computers. We manage our expenses based on several factors, including industry conditions and expected demand for our services.
Research and development expenses consist primarily of personnel expenses, including salaries, benefits, and stock based compensation, expense related to the GE Warrants, costs of consulting, equipment and materials, temporary tooling, depreciation and amortization associated with long-lived assets, and certain overhead expenses, including rent, information technology costs and utilities. Research and development expenses are partially offset by tax credits for scientific research and development from the Revenue Authority of Canada and Revenu Québec, the provincial revenue authority of the Canadian province of Québec, and payments we receive in the form of government grants.
General and Administrative Expenses
General and administrative expenses consist of personnel expenses, including salaries, benefits, and stock based compensation, related to executive management, finance, legal, and human resource functions and other general corporate expenses, including rent, depreciation and amortization associated with long-lived assets, information technology costs, and utilities. General and administrative expenses are partially offset by payments we received in the form of government grants and other reimbursement agreements, including our agreement with the ARMI in which we are reimbursed for certain expenses incurred.
Other (Expense) Income
Other (expense) income consists of interest expense, interest income, and loss on issuance of convertible preferred stock. Interest expense consists primarily of interest on outstanding long-term debt under our Ex-Im Credit Facility and amortization of the associated deferred financing fees, and interest on our sale-leaseback transaction. Interest income consists of interest earned on cash and cash equivalent balances. The loss on issuance of convertible preferred stock relates to the difference between the fair value and aggregate proceeds received from the issuance of Series C and C-1 Preferred Stock.
Income Tax Expense
Our provision for income taxes consists of an estimate of federal, state, and foreign income taxes based on enacted federal, state, and foreign tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in tax law. Due to the level of historical losses, we maintain a valuation allowance against U.S. federal and state deferred tax assets as it has been concluded it is more likely than not that these deferred tax assets will not be realized.

Results of Operations
Comparison of Results for the Three and Nine Months Ended September 30, 2025 and 2024
The following table presents selected financial information for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)	Increase (Decrease)
	2025	2024	($)	(%)	2025	2024	($)	(%)
Revenues
Product revenue	$2,917	$799	2,118	*	$7,993	$1,395	6,598	*
Service revenue	6,001	2,267	3,734	*	16,490	9,260	7,230	78%
	8,918	3,066	5,852	*	24,483	10,655	13,828	*
Cost of revenues
Product revenue	1,660	662	998	*	2,255	1,250	1,005	80%
Service revenue	1,081	527	554	*	3,415	2,049	1,366	67%
	2,741	1,189	1,552	*	5,670	3,299	2,371	72%
Gross margin
Product revenue	1,257	137	1,120	*	5,738	145	5,593	*
Service revenue	4,920	1,740	3,180	*	13,075	7,211	5,864	81%
	6,177	1,877	4,300	*	18,813	7,356	11,457	*
Operating Expenses
Research and development	56,371	54,043	2,328	4%	170,484	146,152	24,332	17%
General and administrative	30,380	20,834	9,546	46%	86,241	57,399	28,842	50%
Total operating expenses	86,751	74,877	11,874	16%	256,725	203,551	53,174	26%
Loss from operations	(80,574)	(73,000)	7,574	10%	(237,912)	(196,195)	41,717	21%
Other (expense) income
Interest expense	(3,464)	(2,908)	556	19%	(9,214)	(8,502)	712	8%
Interest income	2,628	1,035	1,593	*	7,348	5,740	1,608	28%
Loss on issuance of convertible preferred stock	(355,551)	—	355,551	*	(355,551)	—	355,551
Total other income (expense)	(356,387)	(1,873)	354,514	*	(357,417)	(2,762)	354,655	*
Loss before income taxes	(436,961)	(74,873)	362,088	*	(595,329)	(198,957)	396,372	*
Income tax expense	(253)	(191)	62	32%	(580)	(246)	334	*
Net loss	$(437,214)	$(75,064)	$362,150	*	$(595,909)	$(199,203)	$396,706	*
*Percentage increase (decrease) is not meaningful
Revenues
Product revenues increased by $2.1 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to new contracts with commercial customers to deliver electronic propulsion motors, batteries, flight control systems and GSE totaling $2.9 million, offset by $0.8 million due to a non-recurring contract for the forward operating base (the “FOB”) completed in 2024, which did not repeat in 2025.
Service revenues increased by $3.7 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to new and ongoing contracts with commercial customers of $3.7 million related to engineering and consulting services to support our customers’ research and development activities, $0.3 million related to priority access to the Company’s charging stations, offset by a reduction of revenue of $0.3 million related to completion of a project for the U.S. government during 2024.
Product revenues increased by $6.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to new and ongoing contracts with commercial customers to deliver electronic propulsion motors, batteries, flight control systems, GSE totaling $7.7 million offset by $1.1 million due to a non-recurring contract for the FOB completed in 2024, which did not repeat in 2025.

Service revenues increased by $7.2 million, or 78%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to new and ongoing contracts with commercial customers of $4.1 million related to engineering and consulting services to support our customers’ research and development activities, $0.9 million related to priority access to the Company’s charging stations, and a net increase of $2.2 million from U.S. government customers during 2025.
Cost of Revenues
Cost of product revenues increased by $1.0 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2025 due to an increase in labor and material costs to fulfill contracts with commercial customers of $1.5 million, partially offset by a decrease in labor and material costs due to completion of the FOB during 2024 of $0.5 million.
Cost of service revenues increased by $0.6 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to an increase of $0.7 million in labor and material costs to fulfill contracts with commercial customers, partially offset by a decrease in labor and material costs of $0.1 million due to completion of service agreements with the U.S. government during 2024.
Cost of product revenues increased by $1.0 million, or 80%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to an increase in labor and material costs to fulfill contracts with commercial customers of $2.1 million, partially offset by a decrease in labor and material costs due to completion of the FOB during 2024 of $1.1 million.
Cost of service revenues increased by $1.4 million, or 67%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to an increase of $2.3 million in labor and material costs to fulfill contracts with commercial and U.S. government customers, partially offset by a decrease in labor and material costs of $0.9 million due to completion of service agreements with the U.S. government during 2024.
Gross Margin
Product revenue gross margin increased by $1.1 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to increased product revenue of $2.1 million, offset by an increase of $1.0 million of cost of product revenue. Product revenue gross margin as a percentage of product revenue increased due to a more favorable mix of customer contracts during 2025.
Service revenue gross margin increased by $3.2 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to higher service revenue of $3.7 million, partially offset by an increase in cost of service revenue. Service revenue gross margin as a percentage of service revenue increased due to a more favorable mix of customer contracts during 2025.
Product revenue gross margin increased by $5.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to increased product revenue of $6.6 million as well as a more favorable mix of customer contracts during 2025.
Service revenue gross margin increased by $5.9 million, or 81%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to higher service revenue of $7.2 million, partially offset by an increase in cost of service revenue. Service revenue gross margin as a percentage of service revenue increased due to a more favorable mix of customer contracts during 2025.

Research and Development Expenses
Research and development expenses increased $2.3 million, or 4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to continued spend related to the development, testing, certification, and prototype production of our electric aircraft. As part of these efforts, we incurred increased professional fees of $1.9 million, labor costs of $0.5 million, and depreciation expense of $1.1 million resulting from our investment in our production facility, offset by a decrease in expenses for parts, materials, and other expenses of $1.2 million based on timing of prototype production related purchases.
Research and development expenses increased $24.3 million, or 17%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to continued spend related to the development, testing, certification, and prototype production of our electric aircraft. As part of these efforts, we incurred increased expenses for parts and materials of $11.5 million, labor costs including stock based compensation of $7.5 million, depreciation and amortization of $4.2 million resulting from our investment in our production facility, and other expenses of $1.1 million.
General and Administrative Expenses
General and administrative expenses increased $9.5 million, or 46%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to an increase in labor costs of $4.1 million due to increased headcount, and $2.4 million of professional fees, and $3.0 million of other administrative costs.
General and administrative expenses increased $28.8 million, or 50%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to increased stock based compensation expense of $6.7 million, salaries and benefits of $8.3 million due to increased headcount and bonus expense, $7.1 million of professional fees, and $6.7 million of other administrative costs.
Other (Expense) Income
Interest expense increased $0.6 million, or 19%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was attributable to the timing of the last borrowing under our Ex-Im Credit Facility which occurred during September 2024 and sale-leaseback transaction which occurred during July 2025.
Interest expense increased $0.7 million, or 8%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was attributable to the timing of the last borrowing under our Ex-Im Credit Facility which occurred during September 2024 and sale-leaseback transaction which occurred during July 2025.
Interest income increased $1.6 million for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The increase was primarily due to market fluctuation and the associated increase in our higher average cash and cash equivalents balances held in interest-earning accounts, comparatively.
Loss on issuance of convertible preferred stock is $355.6 million and $0 for the three and nine months ended September 30, 2025 and September 30, 2024 due to the difference between the fair value and aggregate proceeds received from the issuance of Series C and C-1 Preferred Stock in the three months ended September 30, 2025.
Income Tax Expense
Income tax expense increased by less than $0.1 million, or 32%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to an increase in the foreign provision on foreign earnings.
Income tax expense increased $0.3 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to an increase in the foreign provision on foreign earnings.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net loss, adjusted for interest income, interest expense, income tax expense, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for loss on issuance of convertible preferred stock, stock based compensation expense, warrant expense, loss on disposal of property and equipment, and IPO readiness costs.
In addition to traditional financial metrics, we use EBITDA and Adjusted EBITDA to help us evaluate our business. We believe that these non-GAAP measures provide useful information to investors because they allow for greater transparency into what measures we use in operating our business and measuring our performance and enable comparison of financial trends and results between periods where items may vary independent of business performance. These non-GAAP measures are presented for supplemental informational purposes and should not be considered as substitutes for or superior to financial information presented in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude certain expenses that are required by GAAP to be recorded in our financial statements, and they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. Further, non-GAAP financial measures are not standardized. It may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures. In addition, investors are encouraged to review our interim condensed consolidated financial statements and the notes thereto in their entirety and not to rely on any single financial measure.
A reconciliation between net loss, the most directly comparable GAAP financial measure, and the non-GAAP financial measures is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(437,214)	$(75,064)	$(595,909)	$(199,203)
Increase (decrease) as adjusted for :
Interest income	(2,628)	(1,035)	(7,348)	(5,740)
Interest expense	3,464	2,908	9,214	8,502
Income tax expense	253	191	580	246
Depreciation and amortization expense	5,794	3,888	16,314	11,313
EBITDA	$(430,331)	$(69,112)	$(577,149)	$(184,882)
Loss on issuance of convertible preferred stock	355,551	—	355,551	—
Stock based compensation expense	5,205	4,567	16,819	9,172
Warrant expense	308	—	308	—
Loss on disposal of property and equipment	932	351	2,473	591
IPO readiness costs(1)	760	—	1,310	—
Adjusted EBITDA	$(67,575)	$(64,194)	$(200,688)	$(175,119)
(1) Represents legal and accounting related expenses incurred in connection with becoming a public company.

Liquidity and Capital Resources
We have incurred net losses and negative operating cash flows from operations since we were formed and began designing our electric aircraft in 2018, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. Historically, our primary sources of liquidity have been borrowings under our Ex-Im Credit Facility, equity financings, government funding and consideration from contracts with customers as well as the proceeds from our IPO and the sale-leaseback transaction. To date, our primary use of capital has been for contractual obligations and the development of our electric aircraft, GSE and Enabling Technologies.

As of September 30, 2025, we had cash and cash equivalents of $687.6 million. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financings to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences, and privileges senior to those of preferred and common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have in the past, and may in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. We can give no assurances that we will be able to secure such additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. See Note 1 “Nature of Operations and Liquidity” to the Company’s unaudited interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, audited annual consolidated financial statements included in the Prospectus, and “Risk factors—Our business plan requires a significant amount of capital. We expect to require additional future funding to support our operations and implementation of our growth plans and we may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require” included in “Risk Factors” in the Prospectus.
Our principal uses of cash in recent periods were to fund our research and development activities, personnel cost and support services, including our battery, motor and charging services. Near-term cash requirements will also include spending on research and development of emerging technologies, strategic growth initiatives, including obtaining certifications and manufacturing our aircraft, commercial and go-to market infrastructure. We do not have material cash requirements related to current contractual obligations. As such, our cash requirements are highly dependent upon management’s decisions about the pace and focus of both our short and long-term spending.
Cash requirements can fluctuate based on business decisions that could accelerate or defer spending, including the timing or pace of certification, investments, infrastructure and production of electric aircraft, GSE and Enabling Technologies. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash or grants received from our customers or governmental entities, respectively, the expansion of sales and marketing activities, and the timing and extent of spending to support development efforts, including collaboration agreements.
Capital Expenditures
During the nine months ended September 30, 2025 and 2024, we used $24.4 million and $51.3 million in cash, respectively, to fund capital expenditures. We anticipate incurring additional capital expenditures during the remaining portion of the year ending December 31, 2025, primarily related to the purchase of aircraft, production tooling, facility improvements, and buildings.
Sources of Cash
The following table sets forth our cash flows for the periods indicated (in thousands):

	For the Nine Months Ended September,
	2025	2024
Net cash (used in) provided by:
Operating activities	(183,386)	(165,262)
Investing activities	(24,367)	(51,301)
Financing activities	598,380	15,328
Effect of currency translation on cash, cash equivalents and restricted cash	(20)	(24)
Net increase (decrease) in cash, cash equivalents and restricted cash	$390,607	(201,259)

Operating Activities
We continue to experience negative cash flows from operations as we develop our electric aircraft, GSE and Enabling Technologies and prepare for the future commercialization of our products and services. Our cash flows from operating activities are significantly affected by our expenditures in research and development and overhead manufacturing related to the scaling of our operations. Our operating cash flows are also affected by our working capital needs to support growth, personnel related expenditures, accounts payable and other current assets and liabilities.
For the nine months ended September 30, 2025, net cash used in operating activities was $183.4 million, primarily due to a net loss of $595.9 million, offset by non-cash charges including $16.3 million related to depreciation and amortization, $16.8 million related to stock based compensation, $355.6 million related to loss on issuance of convertible preferred stock, and $4.5 million of other non-cash charges, partially offset by $19.4 million of cash provided by changes in operating assets and liabilities. For the nine months ended September 30, 2025, cash provided by changes in operating assets and liabilities of $19.4 million was primarily attributable to an increase in accounts payable, accrued expenses, and current liabilities of $18.0 million.
For the nine months ended September 30, 2024, net cash used in operating activities was $165.3 million, primarily due to a net loss of $199.2 million, partially offset by non-cash charges including $11.3 million related to depreciation and amortization, $9.2 million related to stock based compensation, and $2.5 million of other non-cash charges, partially offset by $10.9 million of cash provided by changes to operating assets and liabilities. For the nine months ended September 30, 2024, cash provided by changes in operating assets and liabilities of $10.9 million was primarily attributable to an increase in accounts payable, accrued expenses, and current liabilities of $7.6 million.
Investing Activities
We continue to experience negative cash flows from investing activities as we build our infrastructure and purchase equipment to support the development and commercialization of our electric aircraft and charging network. Cash flows used in investing activities primarily relate to capital expenditures to support our growth in operations, including expenditures related to the construction and expansion of our charging and production facilities, acquisitions of machinery and equipment, tooling and technology infrastructure, partially offset by proceeds from sales of property and equipment, customer funding from GSE installation and governmental grants.
For the nine months ended September 30, 2025, net cash used in investing activities was $24.4 million, primarily due to net purchases of property and equipment of $25.7 million.
For the nine months ended September 30, 2024, net cash used in investing activities was $51.3 million, primarily due to net purchases of property and equipment of $51.7 million.
Financing Activities
For the nine months ended September 30, 2025, net cash provided by financing activities was $598.4 million, primarily due to the proceeds received from issuances of our Series C and Series C-1 Preferred Stock of $150.4 million and $422.4 million, respectively, and proceeds received from the sale-leaseback transaction of $32.7 million.
For the nine months ended September 30, 2024, net cash provided by financing activities was $15.3 million, primarily due to the proceeds from the issuance of our promissory note of $15.5 million.
Ex-Im Credit Facility
On December 13, 2023, we entered into our Ex-Im Credit Facility, which provided commitments in an aggregate amount equal to $170.1 million to, among other things, finance certain of our goods and services costs related to the design, planning, permitting, and construction of the Final Assembly Facility. Our Ex-Im Credit Facility matures on December 20, 2038. As of September 30, 2025, we have fully drawn down the Ex-Im Credit Facility in an aggregate principal amount equal to $151.2 million, net of exposure fees of $18.9 million.
The Company’s obligations under the Ex-Im Credit Agreement are secured by the “Collateral” (as defined in the Ex-Im Credit Agreement), which generally consists of the Final Assembly Facility.

The Company is no longer able to draw down further funds under our Ex-Im Credit Facility given that each of (a) the commitment availability period for drawing funds thereunder has expired in accordance with its terms and (b) the commitments under our Ex-Im Credit Facility have been fully drawn.
Each disbursement under our Ex-Im Credit Facility accrues interest at a fixed interest rate of 5.52% per annum, which per annum interest rate is subject to increase in accordance with the terms of the Ex-Im Credit Agreement upon the occurrence of a “Payment Default” and/or a “Trigger Event” (each such term as defined in the Ex-Im Credit Agreement). Inclusive of the timing of drawdowns, exposure fees, and debt issuance costs, the effective per annum interest rate on outstanding borrowings under our Ex-Im Credit Facility was 7.32%. Interest under our Ex-Im Credit Facility is payable quarterly in arrears on each March 20, June 20, September 20, and December 20 of each year.
The Company may, from time to time, prepay all or any part of the outstanding principal balance of the disbursements made pursuant to our Ex-Im Credit Facility, subject to a prepayment premium in an amount equal to: the amount by which (a) the amount of the prepaid principal is less than (b) the sum of the present values, discounted in accordance with the terms of the Ex-Im Credit Agreement, of (x) the installments of principal being prepaid, plus (y) the amounts of interest which would otherwise have accrued on such principal to the remaining interest payment dates.
The Ex-Im Credit Agreement provides for mandatory amortization payments with respect to the principal amount of funds disbursed pursuant to our Ex-Im Credit Facility, in the amounts and on the terms set forth in the Credit Agreement, such that such principal amount is repaid in fifty-four (54) successive quarterly installments. Such amortization payments are required to be made by the Company on each March 20, June 20, September 20, and December 20 of each year, commencing on September 20, 2025. Furthermore, the Ex-Im Credit Agreement includes mandatory prepayments in connection with certain sanctions-related events, events of loss, and collateral destruction events.
Our Ex-Im Credit Facility documents contain affirmative and negative covenants, including, among other things, delivery of annual audited financial statements and Make More in America Initiative annual reports, maintenance of certain governmental consents, licenses, permits, authorizations, and approvals, compliance with laws (including sanctions) and the “MMIA Compliance Plan” (as defined in the Ex-Im Credit Agreement), and maintenance of insurance, along with restrictions on the incurrence of liens, asset dispositions, acquisitions, changes in nature of business, mergers, consolidations, dissolutions, and sales, and other customary covenants, in each case, subject to customary exceptions. The Ex-Im Credit Agreement also includes events of default relating to customary matters (and customary notice and cure periods), including, among other things, nonpayment of principal, interest, or other amounts, violation of covenants, incorrectness of representations and warranties in any material respect, cross-default with respect to material indebtedness and other Ex-Im indebtedness, bankruptcy, material judgments, and certain ERISA events.
Contractual Obligations and Commercial Commitments
Our contractual obligations and commercial commitments consist primarily of long-term debt obligation and operating leases. These contractual obligations impact our short-term and long-term liquidity and capital needs. As of September 30, 2025, there were no material changes to our contractual obligations and commercial commitments from those described in Note 5 “Notes Payable” and Note 6 “Leases” in the audited consolidated financial statements included within our Prospectus, other than as disclosed in Note 6 “Leases” to the interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with GAAP. In connection with preparing our consolidated financial statements and interim condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our consolidated financial statements. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. There have been no changes to our critical accounting estimates as disclosed in the audited consolidated financial statements included in the Prospectus.

Recently Issued Accounting Pronouncements
See Note 2 “Basis of Presentation and Accounting Policies” in the Notes to our audited historical consolidated financial statements in the Prospectus and interim condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a discussion of recent accounting pronouncements.
Emerging Growth Company Status
Under the JOBS Act, we are an “emerging growth company,” which allows us to have an extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period to comply with new or revised accounting standards. Electing to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards.
We will remain an emerging growth company until the earliest of (i) the last day of our first fiscal year in which we have total annual gross revenues of $1.235 billion or more, (ii) the last day of the first fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, with at least $700 million of equity securities held by non-affiliates as of the end of the last business day of the second quarter of that fiscal year, (iii) the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities, or (iv) the last day of our fiscal year after the fifth anniversary of the date of the completion of the IPO.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosure about Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates and inflation. Going forward our market risk exposure generally will be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.
Interest Rate Risk
We had cash and cash equivalents totaling $687.6 million as of September 30, 2025. These amounts were invested in standard checking, demand deposit and money market funds. The cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income.
Credit Risk
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and money-market cash equivalents. Our cash is held in accounts with multiple financial institutions that we believe are creditworthy. These amounts at times may exceed federally insured limits. We have not experienced any credit losses in such accounts and do not believe it is exposed to any significant credit risk on these funds.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Note 7 “Commitments and Contingencies” to the interim condensed consolidated financial statements, which is incorporated herein by reference.
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Risk Factors” in the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Unregistered Sale of Securities
For the three months ended September 30, 2025, the Company issued 3,978,505 shares of previously authorized Series C Preferred Stock and expanded the shares authorized and issued pursuant to the Series C Preferred Stock offering by 4,235,947 shares that provided aggregate net proceeds of approximately $147.4 million.
In September 2025, the Company entered into a Series C-1 Preferred Stock purchase agreement. Through September 30, 2025, the Company issued 16,723,599 shares of Series C-1 Preferred Stock to GE Aerospace for total proceeds of $300.0 million. The Company issued an additional 6,821,852 shares of Series C-1 Preferred Stock for aggregate net proceeds of approximately $122.4 million to new and previous investors, including board members and their associated companies.
See Note 8 “Convertible Preferred Stock and Stockholders’ Equity Convertible Preferred Stock and Stockholders’ Equity” to our audited consolidated financial statements in the Prospectus for additional information regarding the terms of conversion for the convertible preferred stock.
In connection with the closing of the Series C-1 Financing, on September 26, 2025, the Company issued warrants to GE Aerospace to purchase 2,552,467 shares of the Company’s Class A common stock at a pre-split exercise price of $0.01 per share.
See Note 14 “Related Party Transactions” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information on the terms of conversion for the GE Warrants.
The offers and sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, Regulation D or Regulation S promulgated thereunder. The foregoing transaction did not involve any underwriters, underwriting discounts or commissions or any public offering. The recipients of the above securities represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were placed upon any stock certificates issued in these transactions.
Use of Proceeds from Registered Securities
On November 5, 2025, the Company completed its IPO of 34,330,882 shares of the Company’s Class A common stock at a price to the public of $34.00 per share, inclusive of the exercise in full by the underwriters to purchase from the Company 4,477,941 shares of Class A common stock. The Company received net proceeds from the IPO of approximately $1,103 million, after deducting approximately $63.9 million in underwriting discounts and commissions. All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-290570), as amended (the “Registration Statement”) which became automatically effective pursuant to Section 8(a) of the Securities Act of 1933, as amended. Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC acted as representatives of the underwriters for the IPO. The offering terminated after the sale of all the securities registered pursuant to the Registration Statement.
There has been no material change in the use of proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2025 no director or officer of BETA adopted, modified, or terminated any Rule 10b5–1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1*
Sixth Amended and Restated Certificate of Incorporation of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

3.2*	Second Amended and Restated Bylaws of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

4.1*
Specimen Stock Certificate evidencing the shares of Class A common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2025).

4.2*
Amended and Restated Investors’ Rights Agreement, by and among BETA Technologies, Inc. and the other parties thereto (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on September 29, 2025).

4.3*
Letter Agreement, dated as of September 26, 2025, by and between BETA Technologies, Inc. and General Electric Company, operating as GE Aerospace (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2025).

4.4*
Warrant Agreement, dated as of September 26, 2025 by and among BETA Technologies, Inc. and General Electric Company, operating as GE Aerospace (incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2025).

10.1*
First Amendment to Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filings, dated as of September 25, 2025, by and between BETA Technologies, Inc. and Export-Import Bank of the United States (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed with the SEC on October 6, 2025).

31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*Incorporated herein by reference as indicated.
**Filed herewith.
***Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA Technologies, Inc.

Date: December 4, 2025	/s/ Kyle Clark
Kyle Clark President and Chief Executive Officer
Date: December 4, 2025	/s/ Herman Cueto
Herman Cueto Chief Financial Officer