Form 10-Q
period 2026-03-31
BETA Technologies, Inc.
filed 2026-05-12
CIK 1784570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 07, 2026, there were 222,254,535 shares of Class A common stock, $0.0001 par value per share, and 8,501,484 shares of Class B common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or the negative of such terms or similar terminology. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:
•our ability to design, manufacture and deliver our aircraft and other offerings to customers;
•our ability to obtain all required certifications, licenses, approvals, or authorizations from governmental authorities;
•our ability to achieve our business milestones for the commercialization of our aircraft and other offerings in a timely manner, or at all;
•the impact of competing products, services, or technologies or technological changes that result in reduced demand for our aircraft or other offerings, or in other adverse effects on the electric and hybrid electric aviation (including Vertical Takeoff and Landing (“VTOL”) aircraft) industry or our business;
•our ability to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require;
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
•costs incurred in complying with, or liabilities or obligations imposed under, environmental health and safety laws and regulations; and
•the other factors set forth in “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our subsequent filings with the Securities and Exchange Commission (the “SEC”).
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q, as well as any subsequent filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
As used in this Quarterly Report on Form 10-Q, unless otherwise stated or the context requires otherwise, references to “BETA,” the “Company,” “we,” “us,” and “our,” refer to BETA Technologies, Inc. and its consolidated subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,589,398	$1,710,227
Accounts receivable(1)	6,430	5,747
Prepaid expenses and other current assets(1)	24,993	23,494
Total current assets	1,620,821	1,739,468
Property and equipment, net	370,971	348,540
Operating lease right-of-use assets	17,836	16,417
Other non-current assets	3,474	1,840
Total assets	$2,013,102	$2,106,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,411	$24,503
Accrued expenses	29,000	35,109
Payroll liabilities	8,817	3,334
Deferred revenue(2)	3,911	3,704
Operating lease liabilities	1,626	1,551
Notes payable	7,129	5,711
Other current liabilities	2,968	2,483
Total current liabilities	75,862	76,395
Deferred revenue, non-current(2)	13,230	12,550
Operating lease liabilities, non-current	18,184	16,838
Notes payable, non-current(3)	177,596	179,799
Other liabilities	2,975	2,847
Total liabilities	287,847	288,429
Commitments and contingencies (see Note 6)
Stockholders’ equity:
Preferred stock, $0.0001 par value Authorized - 50,000,000 shares Issued and outstanding - 0 shares as of March 31, 2026 and December 31, 2025	-	-
Class A Common stock, $0.0001 par value Authorized - 1,250,000,000 shares Issued and outstanding - 221,299,939 and 220,726,547 shares as of March 31, 2026 and December 31, 2025	22	22
Class B Common stock, $0.0001 par value Authorized - 10,000,000 shares Issued and outstanding - 8,501,484 shares as of March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	3,761,078	3,731,273
Accumulated deficit	(2,035,759)	(1,913,450)
Accumulated other comprehensive loss	(87)	(10)
Total stockholders’ equity	1,725,255	1,817,836
Total liabilities and stockholders’ equity	$2,013,102	$2,106,265
______________
(1)Includes related party amounts of $4,593 and $2,202 (accounts receivable) and $0 and $2,802 (prepaid expenses and other current assets) as of March 31, 2026, and December 31, 2025, respectively (see Note 11).
(2)Includes related party amounts of $1,162 and $1,011 (deferred revenue) and $8,970 and $8,290 (deferred revenue, non-current) as of March 31, 2026, and December 31, 2025, respectively (see Note 11).
(3)Includes related party amounts of $32,751 and $32,626 as of March 31, 2026, and December 31, 2025, respectively (see Note 11).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product	$963	$2,488
Service(1)	9,170	7,111
	10,133	9,599
Cost of revenues:
Product	596	533
Service	3,705	1,205
	4,301	1,738
Gross margin:
Product	367	1,955
Service	5,465	5,906
	5,832	7,861
Operating expenses:
Research and development(2)	91,739	57,864
General and administrative(2)	47,050	28,014
Total operating expenses	138,789	85,878
Loss from operations	(132,957)	(78,017)
Other (income) expense:
Interest income	(14,481)	(2,697)
Interest expense(3)	3,617	2,860
Total other (income) expense	(10,864)	163
Loss before income taxes	(122,093)	(78,180)
Provision for income taxes	216	98
Net loss	(122,309)	(78,278)
Convertible preferred stock paid-in-kind dividend	-	12,164
Net loss attributable to common stockholders	$(122,309)	$(90,442)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(1.98)
Comprehensive loss:
Net loss	$(122,309)	$(78,278)
Foreign currency translation adjustments	(77)	(2)
Comprehensive loss	$(122,386)	$(78,280)
______________
(1)Includes related party amounts of $7,999 and $2,182 for the three months ended March 31, 2026 and 2025, respectively (see Note 11).
(2)Includes related party amounts of $5,634 and $0 attributable to warrant expense (research and development) and $87 and $(103) (general and administrative) for the three months ended March 31, 2026 and 2025, respectively (see Note 11).
(3)Includes related party amounts of $701 and $0 for the three months ended March 31, 2026 and 2025, respectively (see Note 11).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock (Series A, B, C and C-1)		Common Stock Including Class A, Class B and Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2024	99,565,570	$1,411,313	45,542,122	$(5,887)	$-	$(969,276)	$(207)	$435,943
Issuance of common stock upon exercise of stock options	-	-	229,511	-	750	-	-	750
Issuance of convertible Series C preferred stock, net of issuance costs	44,592	721	-	-	-	-	-	721
Convertible preferred stock paid-in-kind dividend	-	12,164	-	-	(8,057)	(4,107)	-	-
Stock-based compensation	-	-	-	-	7,307	-	-	7,307
Foreign currency translation adjustments	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	(78,278)	-	(78,278)
Balance as of March 31, 2025	99,610,162	$1,424,198	45,771,633	$(5,887)	$-	$(1,051,661)	$(209)	$366,441
Balance as of December 31, 2025	-	$-	229,228,031	$23	$3,731,273	$(1,913,450)	$(10)	$1,817,836
Issuance of common stock upon exercise of stock options	-	-	330,482	-	755	-	-	755
Issuance of common stock upon vesting of restricted stock	-	-	242,910	-	-	-	-	-
Stock-based compensation	-	-	-	-	23,416	-	-	23,416
Warrant expense	-	-	-	-	5,634	-	-	5,634
Foreign currency translation adjustments	-	-	-	-	-	-	(77)	(77)
Net loss	-	-	-	-	-	(122,309)	-	(122,309)
Balance as of March 31, 2026	-	$-	229,801,423	$23	$3,761,078	$(2,035,759)	$(87)	$1,725,255
______________
(1)Share amounts have been adjusted to reflect the 6.3811681-for-1 forward stock split that became effective on November 3, 2025 in connection with the initial public offering.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(122,309)	$(78,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,151	5,121
Loss on disposal of property and equipment	331	871
Stock-based compensation	23,416	7,307
Warrant expense	5,634	-
Non-cash interest expense	684	534
Other	119	117
Net changes in operating assets and liabilities	(9,386)	6,066
Net cash used in operating activities	(95,360)	(58,262)
Cash flows from investing activities
Purchases of property and equipment	(24,176)	(6,681)
Proceeds from sale of property and equipment	-	431
Net cash used in investing activities	(24,176)	(6,250)
Cash flows from financing activities
Proceeds from convertible Series C preferred stock	-	799
Payment of convertible Series C preferred stock issuance costs	(150)	(1,616)
Payment of other initial public offering issuance costs	(402)	-
Repayment of borrowings	(1,435)	(228)
Exercise of stock options	755	750
Principal payments on finance lease obligations	(16)	(15)
Net cash used in financing activities	(1,248)	(310)
Effect of currency translation on cash, cash equivalents and restricted cash	(41)	(1)
Decrease in cash, cash equivalents and restricted cash	(120,825)	(64,823)
Cash, cash equivalents and restricted cash at beginning of period	1,715,265	302,025
Cash, cash equivalents and restricted cash at end of period	$1,594,440	$237,202
Supplemental cash flow information
Cash paid for interest	2,952	2,326
Cash paid for operating leases	997	887
Non-cash investing and financing activities
Right-of-use assets recognized for new leases	1,932	4
Property and equipment recorded in accounts payable	13,016	5,467
Stock issuance costs recorded in accounts payable and accrued liabilities	195	9,212
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts in the condensed consolidated statements of cash flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$1,589,398	$236,572
Restricted cash included in:
Prepaid expenses and other current assets	4,576	164
Other assets	466	466
Total cash, cash equivalents and restricted cash	$1,594,440	$237,202
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
2.Basis of Presentation and Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, cash flows and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2025.
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
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in Note 2 “Basis of Presentation and Accounting Policies” to the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2025 that have had a material impact on the condensed consolidated financial statements and related notes.

Concentration of Credit Risk
As of March 31, 2026 and December 31, 2025, 96% and 85% of accounts receivable, respectively, were derived from customers in excess of 10% of total accounts receivable.
Specific revenue from customers exceeding 10% of total revenues for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Customer A	*	44%
Customer B	17%	15%
Customer C	*	17%
Customer D	62%	*
Customer E	*	14%
______________
*Less than 10%
Collaborative Arrangement
During September 2025, the Company entered into a collaborative arrangement with General Electric Company, operating as GE Aerospace (“GE Aerospace”) and in connection with this arrangement, issued warrants to purchase Class A common stock. During the three months ended March 31, 2026, the Company recorded research and development expense of $6,134, which includes $5,634 of warrant expense. As of March 31, 2026, there was $55,529 of unrecognized compensation cost related to unvested warrants.
Fair Value Disclosures
As of March 31, 2026 and December 31, 2025, cash and cash equivalents included $1,418,434 and $1,550,925 of cash equivalents, respectively. The Company’s cash equivalents are determined to be Level 1 in the fair value hierarchy.
The Company’s credit facility under its credit agreement with the Export-Import Bank of the United States (the “Ex-Im Credit Facility”) is recorded on an amortized cost basis and had a fair value of $154,421 and $155,507 as of March 31, 2026 and December 31, 2025, respectively. The fair value of the Ex-Im Credit Facility is based on quoted prices in similar markets, which is a Level 2 input within the fair value hierarchy.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose in the notes to the consolidated financial statements, specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, Clarifying the Effective Date. ASU 2025-01 clarifies that the guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is still evaluating the effects of adopting this accounting standard on the condensed consolidated financial statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. ASU 2025-10 is effective for annual periods beginning after December 15, 2028, and interim reporting periods beginning after December 15, 2029. The Company does not anticipate that the standard will have a material impact on the condensed consolidated financial statements.

3.Revenue Recognition
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by customer type, product or service type and geographic location, as the Company believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenues by customer type were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
U.S. and foreign governments	$—	$4,244
Commercial customers	10,133	5,355
Total	$10,133	$9,599
The Company recognized revenue from sales to customers in the United States during the three months ended March 31, 2026 and 2025 of $9,574 and $9,599, respectively. The Company generated $559 of revenue from international customers during the three months ended March 31, 2026 and there was no revenue generated from international customers for the three months ended March 31, 2025.
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. As of March 31, 2026, the Company’s remaining performance obligations were $25,115. The Company currently expects to recognize approximately $15,720 of the remaining performance obligations as revenue during the next 12 months and the remaining to be recognized thereafter. For contracts that the Company has elected the practical expedient to recognize revenue in the amount of consideration to which it has the right to invoice the customer based on services provided, the Company does not disclose unsatisfied performance obligations.
Contract Liabilities
As of March 31, 2026 and December 31, 2025, the Company had total deferred revenue of $17,141 and $16,254, respectively. Deferred revenue, and deferred revenue, non-current, increased during the three months ended March 31, 2026, primarily due to receipt of customer payments exceeding revenue recognized on performance obligations. Revenue recognized related to these balances that existed at the beginning of the year was $288 and $3,372 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company also entered into an agreement for post-certification aircraft sales. This agreement has no associated revenues or cost of sales for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company has recorded deposits of $1,000 within deferred revenue and $4,260 within deferred revenue, non-current.

4.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Buildings, structures and charging network	$211,448	$209,556
Machinery and equipment	103,544	94,137
Leasehold and land improvements	34,546	33,667
Vehicles and aviation	26,674	26,512
Computer equipment and software	15,453	18,413
Construction in progress	39,711	20,580
	431,376	402,865
Accumulated depreciation	(60,405)	(54,325)
Property and equipment, net	$370,971	$348,540
Depreciation expense for the three months ended March 31, 2026 and 2025 was $6,151 and $5,121, respectively.
During the three months ended March 31, 2026 and 2025, the Company disposed $331 and $1,302 of property and equipment, net, respectively.
5.Leases
The Company’s lease arrangements consist of facility, vehicle, aircraft and equipment, as well as other short-term leases for storage and office space. There have been no material changes to the Company’s leases during the three months ended March 31, 2026.
6.Commitments and Contingencies
As of March 31, 2026, the Company was not aware of any material existing, pending or threatened legal actions against the Company. Additionally, the Company has not incurred any material costs as a result of indemnifications nor experienced any losses related to them. As of March 31, 2026, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible; therefore, no related reserves were established.

7.Stock-Based Compensation
During the three months ended March 31, 2026, the Company granted 2,236,939 restricted stock units (“RSUs”), which had a weighted-average grant-date fair value of $21.17 per share. Additionally, during the three months ended March 31, 2026, the Company granted 2,575,356 performance-based restricted stock units (“PSUs”) under the Company’s 2025 Omnibus Incentive Plan, which had a weighted-average grant-date fair value of $21.41 per share. The PSU grant consists of four distinct tranches that align with quarterly performance objectives. Upon vesting, each RSU and PSU is equivalent to one share of the Company’s Class A common stock. The Company determines the fair value of PSUs using the per-share market price of the Class A common stock on the grant date. The ultimate number of PSUs that vest is contingent on performance against the Company’s quarterly pre-set objectives and will be adjusted based on the probability and timing of performance achievement. Final compensation expense recognized is based on the number of PSUs that ultimately vest. The PSUs granted during the three months ended March 31, 2026 vest within a two-year period. In April 2026, the Company’s Compensation Committee certified achievement of the first quarterly 2026 PSU performance objective, resulting in the vesting of 630,349 PSUs.
There was $14,360 and $44,726 of unrecognized compensation cost related to unvested PSUs and unvested restricted stock granted during the three months ended March 31, 2026, which is expected to be recognized over a weighted-average period of 0.8 and 3.7 years, respectively.
Total stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of product revenues	$7	$23
Cost of service revenues	117	37
Research and development	7,648	1,958
General and administrative	15,644	5,289
Total stock-based compensation	$23,416	$7,307

8.Net Loss Per Share
The calculations of net loss per share were as follows (in thousands, except share and per-share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(122,309)	$(78,278)
Convertible preferred stock PIK dividend	—	12,164
Net loss attributable to common stockholders	$(122,309)	$(90,442)
Denominator:
Weighted-average common shares outstanding, basic and diluted	229,644,583	45,634,214
Net loss per share, basic and diluted	$(0.53)	$(1.98)
The Company’s potentially dilutive securities, which include pre-initial public offering (“IPO”) convertible preferred stock, unvested warrants, stock options and restricted stock, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	March 31, 2026	March 31, 2025
Series A convertible preferred stock	—	56,088,617
Series B convertible preferred stock	—	25,416,180
Series C convertible preferred stock	—	18,105,365
Warrants to purchase Class A common stock	2,552,467	—
Unvested restricted stock	4,232,979	—
Options to purchase Class A common stock	19,118,288	19,877,128
	25,903,734	119,487,290

9.Segment Reporting
The Company has one operating and reportable segment - Development and Manufacturing of Electric Aircraft. The Company determined its reportable segment based on how the chief operating decision maker (“CODM”) evaluates the business. Substantially all of the Company’s fixed assets are located and its revenues are generated in the United States. The Company’s foreign operations primarily consist of expenses associated with engineering and related supporting administrative services.
The Company’s CODM is its Chief Executive Officer. During the three months ended March 31, 2026, the Company changed the presentation of the financial information regularly provided to the CODM to evaluate segment performance and inform business decisions. The CODM reviews forecasted-to-actual segment loss for purposes of making operating decisions, allocating resources and evaluating financial performance. The CODM does not use any segment asset measures to assess performance and decide how to allocate resources.
The Company’s prior-period segment amounts have been recast in the table below to conform to the new presentation of significant expenses. A reconciliation of segment loss to net loss was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues	$10,133	$9,599
Cost of revenues	4,177	1,678
Gross profit	5,956	7,921
Pre-production manufacturing	44,501	22,731
General and administrative	27,680	18,892
Research and development	26,728	28,463
Other segment items(1)	4,293	2,553
Segment loss	(97,246)	(64,718)
Unallocated items:
Depreciation and amortization	6,151	5,121
Stock-based compensation	23,416	7,307
Warrant expense	5,634	—
Other unallocated items(2)	(10,138)	1,132
Net loss	$(122,309)	$(78,278)
______________
(1)Includes selling, marketing, shipping and freight expenses.
(2)Includes of loss on disposal of property and equipment, interest income/expense, IPO costs and provision for income taxes.
10.Government Assistance
As a result of government assistance received under the Company’s agreements incorporated in the Annual Report for the year ended December 31, 2025, during the three months ended March 31, 2026 and 2025, the Company recorded a reduction to property and equipment of $45 and $426, respectively, and $0 and $140 as a reduction to general and administrative expenses, respectively.

11.Related Party Transactions
The Company has generated revenue from transactions with related parties, primarily through the Company’s relationship with United Therapeutics Corporation, GE Aerospace and Advanced Regenerative Manufacturing Institute, Inc. These amounts are disclosed within the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss.
Additionally, the Company enters into certain transactions with management for the lease of aircraft and property for use within the business. The aggregate expenses are included with general and administrative expenses for the three months ended March 31, 2026 and 2025.
Sale-Leaseback Transaction
During 2025, the Company entered into a sale-leaseback transaction with an associated company of a board member for two of its buildings with an initial leaseback term of 29 years. Payments representing interest expense were made under the financing.
GE Aerospace
In September 2025, the Company issued convertible Series C-1 preferred stock to GE Aerospace for total proceeds of $300,000, which converted into Class A common stock as the result of the IPO. Additionally, the Company performed engineering services for GE Aerospace and recognized $6,261 in service revenues during the three months ended March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report filed with the SEC on March 9, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, including those discussed below and in the section titled “Risk Factors” included under Part II, Item 1A below, as well as in the Annual Report, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements. Unless otherwise indicated or the context otherwise requires, all references in this section to the “Company,” “BETA,” “we,” “us” or “our” refer to BETA Technologies, Inc. and its consolidated subsidiaries.
Overview
We are redefining the aerospace industry. We have developed an electric aircraft platform and propulsion systems that are positioned to transform the aviation industry; entering into a new phase of growth. We design, manufacture and sell high-performance electric aircraft, advanced electric propulsion systems, charging systems and components. Further, we have invested in the underlying infrastructure of this breakthrough technology, which is critical to bringing electric aviation to life. We believe we have developed a differentiated presence in North America and are well positioned to expand globally.
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
Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, raising capital, recruiting management and technical staff to support these operations and designing manufacturing processes. During the three months ended March 31, 2026, the Company continued to make investments across facilities, equipment and tooling needed to move toward manufacturing of its aircraft and charging systems.
Recent Developments
On March 9, 2026, BETA was named in the selections made by the U.S. Department of Transportation and Federal Aviation Administration as a launch participant in its eVTOL Integration Pilot Program (“eIPP”). The program is designed to accelerate the safe deployment of electric and vertical flight in the U.S. The Company was selected to participate in seven of eight eIPP launch programs and is expecting to operate in at least 10 states across the U.S. and include flight operations with ALIA CTOL and VTOL aircraft, as well as ground support operations utilizing the Company’s ground service equipment (“GSE”).
On March 12, 2026, BETA and Surf Air Mobility Inc. entered into a purchase agreement for a firm order of 25 ALIA CTOL aircraft and the option to purchase up to 75 additional aircraft.

Results of Operations
Comparison of Results for the Three Months Ended March 31, 2026 and 2025
The following table presents selected financial information for the periods presented (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease) ($)	Increase (Decrease) (%)
	2026	2025
Revenues:
Product	$963	$2,488	$(1,525)	(61%)
Service	9,170	7,111	2,059	29%
	10,133	9,599	534	6%
Cost of revenues:
Product	596	533	63	12%
Service	3,705	1,205	2,500	*
	4,301	1,738	2,563	*
Gross margin:
Product	367	1,955	(1,588)	(81%)
Service	5,465	5,906	(441)	(7%)
	5,832	7,861	(2,029)	(26%)
Operating expenses:
Research and development	91,739	57,864	33,875	59%
General and administrative	47,050	28,014	19,036	68%
Total operating expenses	138,789	85,878	52,911	62%
Loss from operations	(132,957)	(78,017)	54,940	70%
Other (income) expense:
Interest income	(14,481)	(2,697)	11,784	*
Interest expense	3,617	2,860	757	26%
Total other (income) expense	(10,864)	163	11,027	*
Loss before income taxes	(122,093)	(78,180)	43,913	56%
Provision for income taxes	216	98	118	*
Net loss	$(122,309)	$(78,278)	$44,031	56%
______________
*    Percentage increase (decrease) is not meaningful
Revenues
Our product revenue is primarily generated from the sale of tangible products such as our batteries, motors, flight control systems and an international network of electric charging and related equipment (“Enabling Technologies”). Our service revenue is primarily generated from engineering, consulting and other service arrangements for our customers. Service revenue also includes revenue associated with usage of and priority access to our charge stations.
Product revenues decreased by $1.5 million, or 61%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was attributable to the delivery of electric propulsion motors and batteries to commercial customers totaling $2.3 million during 2025, offset by a new contract with a commercial customer to deliver GSE of $0.8 million during 2026.
Service revenues increased by $2.1 million, or 29%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to contracts with commercial customers of $6.2 million related to engineering and consulting services to support our customers’ research and development activities and $0.1 million related to priority access to the Company’s charging stations, offset by $4.2 million related to completion of services for the U.S. government during 2025.

Cost of Revenues
Cost of product revenues and service revenues may include the direct cost of materials, labor, subcontractors and overhead costs (where allowable), depending on the nature of the agreement. Included within cost of product revenues are purchases made directly for contractual performance obligations primarily recognized over time and as such, no inventories are recorded in the condensed consolidated balance sheets.
Cost of product revenues increased by $0.1 million, or 12%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to labor and material costs to fulfill contracts with commercial customers.
Cost of service revenues increased by $2.5 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to an increase of $2.8 million in labor and material costs to fulfill contracts with commercial customers, partially offset by $0.3 million due to completion of services for the U.S. government during 2025.
Research and Development Expenses
We have invested in research and development for our electric aircraft and Enabling Technologies. We manage our expenses based on several factors, including industry conditions and expected demand for our products and services.
Research and development expenses increased $33.9 million, or 59%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to continued spend related to the development, testing, certification, and prototype production of our electric aircraft, electric propulsion systems, charging solutions and network. As part of these efforts, we incurred increased expenses for parts and materials of $7.5 million, labor costs including stock-based compensation expense of $14.1 million, warrant expense of $5.6 million resulting from the collaborative arrangement with GE Aerospace and other expenses of $6.7 million.
General and Administrative Expenses
General and administrative expenses increased $19.0 million, or 68%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to increased stock-based compensation expense of $10.3 million, salaries and benefits of $4.4 million due to increased headcount, $2.0 million of professional fees and $2.3 million of other administrative costs.
Other (Income) Expense
Interest income increased $11.8 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable interest on the proceeds from convertible preferred stock offerings and the IPO.
Interest expense increased $0.8 million, or 26%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was attributable to a sale-leaseback transaction that occurred during 2025.
Provision for Income Taxes
Provision for income taxes increased by $0.1 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to an increase in tax on foreign earnings.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net loss adjusted for interest income, interest expense, provision for income taxes and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation expense, warrant expense, loss on disposal of property and equipment and IPO costs.
In addition to traditional financial metrics, we use EBITDA and Adjusted EBITDA to help us evaluate our business. We believe that these non-GAAP measures provide useful information to investors because they allow for greater transparency into what measures we use in operating our business and measuring our performance and enable comparison of financial trends and results between periods where items may vary independent of business performance. These non-GAAP measures are presented for supplemental informational purposes and should not be considered as substitutes for or superior to financial information presented in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude certain expenses that are required by GAAP to be recorded in our financial statements, and they are subject to inherent limitations as they reflect the exercise of judgment by our management about which expenses are excluded or included in determining these non-GAAP financial measures. Further, non-GAAP financial measures are not standardized. It may not be possible to compare these financial measures with other companies’ non-GAAP financial measures having the same or similar names. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures. In addition, investors are encouraged to review our condensed consolidated financial statements and the notes thereto in their entirety and not to rely on any single financial measure.
A reconciliation between net loss, the most directly comparable GAAP financial measure, and the non-GAAP financial measures is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(122,309)	$(78,278)
Increase (decrease) as adjusted for:
Interest income	(14,481)	(2,697)
Interest expense	3,617	2,860
Provision for income taxes	216	98
Depreciation and amortization expense	6,151	5,121
EBITDA	$(126,806)	$(72,896)
Stock-based compensation expense	23,416	7,307
Warrant expense	5,634	—
Loss on disposal of property and equipment	331	871
IPO costs(1)	179	—
Adjusted EBITDA	$(97,246)	$(64,718)
______________
(1)Represents accounting and advisory expenses incurred in connection with becoming and operating as a public company.

Liquidity and Capital Resources
We have incurred net losses and negative operating cash flows from operations since we were formed and began designing our electric aircraft in 2018 and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. Historically, our primary sources of liquidity have been borrowings under our Ex-Im Credit Facility, equity financings, government funding and consideration from contracts with customers, as well as the proceeds from our IPO and the sale-leaseback transaction. To date, our primary use of capital has been for the development of our electric aircraft and Enabling Technologies. As of March 31, 2026, we had cash and cash equivalents of $1,589 million. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financings to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have, in the past, and may, in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. See the heading “Our business plan requires a significant amount of capital. We expect to require additional future funding to support our operations and implementation of our growth plans and we may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require” in Part I, Item 1A. “Risk Factors” included in the Annual Report for the year ended December 31, 2025.
Our principal uses of cash in recent periods were to fund our research and development activities, personnel cost and support services, including our battery, motor and charging services. Near-term cash requirements will also include spending on research and development of emerging technologies, strategic growth initiatives, including obtaining certifications and manufacturing our aircraft, commercial and go-to-market infrastructure. We do not have material cash requirements related to current contractual obligations. As such, our cash requirements are highly dependent upon management’s decisions about the pace and focus of both our short and long-term spending.
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
Capital Expenditures
During the three months ended March 31, 2026 and 2025, we used $24.2 million and $6.3 million in cash, respectively, to fund capital expenditures. We anticipate incurring additional capital expenditures during the remaining portion of the year ending December 31, 2026, primarily related to the investment in machinery and equipment, buildings and our charging network.
Sources of Cash
The following table sets forth our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in:
Operating activities	$(95,360)	$(58,262)
Investing activities	(24,176)	(6,250)
Financing activities	(1,248)	(310)
Effect of currency translation on cash, cash equivalents and restricted cash	(41)	(1)
Net decrease in cash, cash equivalents and restricted cash	$(120,825)	$(64,823)

Operating Activities
We continue to experience negative cash flows from operations as we develop our electric aircraft and Enabling Technologies and prepare for the future commercialization of our products and services. Our cash flows from operating activities are significantly affected by our expenditures in research and development and overhead manufacturing related to the scaling of our operations. Our operating cash flows are also affected by our working capital needs to support growth, personnel-related expenditures, accounts payable and other current assets and liabilities.
For the three months ended March 31, 2026, net cash used in operating activities was $95.4 million, primarily due to a net loss of $122.3 million and cash used by changes in operating assets and liabilities of $9.4 million, offset by non-cash charges including $6.2 million related to depreciation and amortization, $23.4 million related to stock-based compensation, $5.6 million of warrant expense and $1.1 million of other non-cash charges. For the three months ended March 31, 2026, cash used by changes in operating assets and liabilities of $9.4 million was primarily attributable to a decrease in accounts payable, accrued expenses and current liabilities of $7.1 million.
For the three months ended March 31, 2025, net cash used in operating activities was $58.3 million, primarily due to a net loss of $78.3 million, offset by non-cash charges including $5.1 million related to depreciation and amortization, $7.3 million related to stock-based compensation, $1.5 million of other non-cash charges and $6.1 million of cash provided by changes to operating assets and liabilities. For the three months ended March 31, 2025, cash provided by changes to operating assets and liabilities of $6.1 million was primarily attributable to an increase in accounts payable, accrued expenses and current liabilities of $4.5 million.
Investing Activities
We continue to experience negative cash flows from investing activities as we build our infrastructure and purchase equipment to support the development and commercialization of our electric aircraft and charging network. Cash flows used in investing activities primarily relate to capital expenditures to support our growth in operations, including expenditures related to the construction and expansion of our charging and production facilities, acquisitions of machinery and equipment and tooling and technology infrastructure, partially offset by proceeds from sales of property and equipment.
For the three months ended March 31, 2026, net cash used in investing activities was $24.2 million, due to net purchases of property and equipment.
For the three months ended March 31, 2025, net cash used in investing activities was $6.3 million, primarily due to net purchases of property and equipment of $6.7 million, offset by proceeds from the sale of property and equipment.
Financing Activities
For the three months ended March 31, 2026, net cash used in financing activities was $1.2 million, primarily due to repayment of borrowings of $1.4 million, offset by other financing activities.
For the three months ended March 31, 2025, net cash used in financing activities was $0.3 million, primarily due to proceeds from convertible Series C preferred stock issuances of $0.8 million, offset by payment of convertible Series C preferred stock issuance costs of $1.6 million and other financing activities.
Contractual Obligations and Commercial Commitments
As of March 31, 2026, there were no material changes to our contractual obligations and commercial commitments from those described in Note 5 “Notes Payable” and Note 6 “Leases” in the audited consolidated financial statements included within our Annual Report for the year ended December 31, 2025.

Critical Accounting Estimates
In connection with preparing our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time we prepare our consolidated financial statements. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. During the three months ended March 31, 2026, there have been no material changes to our critical accounting estimates included in the Annual Report for the year ended December 31, 2025, other than as described below.
PSUs
We measure PSUs granted to employees and non-employees based on the fair value on the date of the grant. We recognize compensation expense over the requisite service period, which is adjusted at each reporting period based on the probability and timing of performance achievement. We estimate the probability and timing of achievement based on available information regarding progress made towards performance objectives at each reporting period. If we later determine that achievement of a performance objective is no longer probable, the associated expense previously recognized will be reversed.
Recently Issued Accounting Pronouncements
See Note 2 “Basis of Presentation and Accounting Policies” to our condensed consolidated financial statements for a discussion of recent accounting pronouncements.
Emerging Growth Company Status
See Note 2 “Basis of Presentation and Accounting Policies” to our condensed consolidated financial statements for a discussion of our status as an emerging growth company.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks
Market risk is the risk of loss arising from adverse changes in market rates and prices. Currently, our market risks relate to potential changes in the fair value of our long-term debt due to fluctuations in applicable market interest rates and inflation. Going forward, our market risk exposure will generally be limited to those risks that arise in the normal course of business, as we do not engage in speculative, non-operating transactions, nor do we utilize financial instruments or derivative instruments for trading purposes.
Interest Rate Risk
Our cash and cash equivalents are invested in demand deposit accounts and money market funds and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. We believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates due to the short-term nature of our cash equivalents. Declines in interest rates, however, would reduce future interest income.
Credit Risk
Financial instruments that subject us to significant concentrations of credit risk consist primarily of cash and money-market cash equivalents. Our cash is held in accounts with multiple financial institutions that we believe are creditworthy. These amounts at times may exceed federally-insured limits. We have not experienced any credit losses in such accounts and do not believe we are exposed to any significant credit risk on these funds.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rules 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Note 6 “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated herein by reference.
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Risk Factors” in the Annual Report for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On March 17, 2026, The Godric’s Hollow Trust, an entity affiliated with Kyle Clark, the Company’s Chief Executive Officer and President, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the potential sale of up to 180,000 shares of Class A common stock, subject to certain conditions, from June 16, 2026 through July 10, 2026. In addition, on March 17, 2026, The Godric’s Hollow Trust entered into a later-commencing trading plan (after the completion or expiration of the earlier-commencing arrangement previously described) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The later-commencing trading plan provides for the sale of up to 550,000 shares of Class A common stock, subject to certain conditions, from July 13, 2026 through September 10, 2026.
During the three months ended March 31, 2026, no other director or officer of BETA adopted, modified or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1*
Sixth Amended and Restated Certificate of Incorporation of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

3.2*	Second Amended and Restated Bylaws of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

10.1**†	Form of Employee Performance-Based Restricted Stock Unit Grant Notice and Unit Agreement pursuant to the BETA Technologies, Inc. 2025 Omnibus Incentive Plan (Global Employee Form)

10.2**†	Form of Performance-Based Restricted Stock Unit Grant Notice and Unit Agreement pursuant to the BETA Technologies, Inc. 2025 Omnibus Incentive Plan (Consultant Form)

31.1**	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*Incorporated herein by reference as indicated.
**Filed herewith.
***Furnished herewith.
†    Management compensatory plan or contract.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA Technologies, Inc.

Date: May 12, 2026	/s/ Kyle Clark
Kyle Clark President and Chief Executive Officer
Date: May 12, 2026	/s/ Herman Cueto
Herman Cueto Chief Financial Officer