Form 10-Q
period 2026-06-30
BETA Technologies, Inc.
filed 2026-08-12
CIK 1784570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2026, there were 225,439,576 shares of Class A common stock, $0.0001 par value per share, and 8,501,484 shares of Class B common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of federal securities laws, which statements involve substantial risks and uncertainties. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected revenues, projected costs, and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “plan,” “believe,” or “continue” or the negative of such terms or similar terminology. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, the Company’s assumptions about:
•our ability to design, manufacture, and deliver our aircraft and other offerings to customers;
•our ability to obtain all required certifications, licenses, approvals, or authorizations from governmental authorities;
•our ability to achieve our business milestones for the commercialization of our aircraft and other offerings in a timely manner, or at all;
•the impact of competing products, services, or technologies or technological changes that result in reduced demand for our aircraft or other offerings, or in other adverse effects on the electric and hybrid electric aviation (including Vertical Takeoff and Landing (“VTOL”) aircraft) industry or our business;
•our ability to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require;
•our ability to manage and grow our business effectively;
•risks associated with our defense program and our ability to secure and comply with existing or future contracts or otherwise grow our relationship with the U.S. Military and other U.S. governmental organizations;
•the potential for losses and adverse publicity stemming from any accidents or other incidents involving aircraft and, in particular, from accidents involving electric aircraft, or battery solutions, such as lithium-ion batteries;
•natural disasters, outbreaks, and pandemics, economic, social, weather, growth constraints, and regulatory conditions;
•our dependence on suppliers and service partners for raw materials and certain parts and components;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Quarterly Report on Form 10-Q, as well as any subsequent filings. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,479,470	$1,710,227
Accounts receivable(1)	3,609	5,747
Prepaid expenses and other current assets(1)	20,545	23,494
Total current assets	1,503,624	1,739,468
Property and equipment, net	402,753	348,540
Operating lease right-of-use assets	20,675	16,417
Other assets	6,400	1,840
Total assets	$1,933,452	$2,106,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,808	$24,503
Accrued expenses	43,606	35,109
Payroll liabilities	16,344	3,334
Deferred revenue(2)	7,015	3,704
Operating lease liabilities	1,859	1,551
Notes payable	8,547	5,711
Other current liabilities	3,728	2,483
Total current liabilities	103,907	76,395
Deferred revenue, non-current(2)	14,879	12,550
Operating lease liabilities, non-current	20,885	16,838
Notes payable, non-current(3)	175,405	179,799
Other liabilities	3,199	2,847
Total liabilities	318,275	288,429
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value Authorized - 50,000,000 shares Issued and outstanding - 0 shares as of 2026 and 2025	-	-
Class A Common stock, $0.0001 par value Authorized - 1,250,000,000 shares Issued and outstanding - 225,344,422 and 220,726,547 shares as of 2026 and 2025	23	22
Class B Common stock, $0.0001 par value Authorized - 10,000,000 shares Issued and outstanding - 8,501,484 shares as of 2026 and 2025	1	1
Additional paid-in capital	3,799,864	3,731,273
Accumulated deficit	(2,184,512)	(1,913,450)
Accumulated other comprehensive loss	(199)	(10)
Total stockholders’ equity	1,615,177	1,817,836
Total liabilities and stockholders’ equity	$1,933,452	$2,106,265
______________
(1)Includes related party amounts of $1,336 and $2,202 (accounts receivable) and $0 and $2,802 (prepaid expenses and other current assets) as of June 30, 2026, and December 31, 2025, respectively (see Note 12).
(2)Includes related party amounts of $2,097 and $1,011 (deferred revenue) and $10,564 and $8,290 (deferred revenue, non-current) as of June 30, 2026, and December 31, 2025, respectively (see Note 12).
(3)Includes related party amounts of $32,879 and $32,626 as of June 30, 2026 and December 31, 2025, respectively (see Note 12).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product	$3,280	$2,544	$4,243	$5,032
Service(1)	11,378	3,422	20,548	10,533
	14,658	5,966	24,791	15,565
Cost of revenues:
Product	1,661	62	2,257	595
Service	4,976	1,128	8,681	2,333
	6,637	1,190	10,938	2,928
Gross margin:
Product	1,619	2,482	1,986	4,437
Service	6,402	2,294	11,867	8,200
	8,021	4,776	13,853	12,637
Operating expenses:
Research and development(2)	122,365	58,035	214,104	115,899
General and administrative(2)	43,774	26,061	90,824	54,075
Total operating expenses	166,139	84,096	304,928	169,974
Loss from operations	(158,118)	(79,320)	(291,075)	(157,337)
Other (income) expense:
Interest income	(13,293)	(2,023)	(27,774)	(4,720)
Interest expense(3)	3,661	2,890	7,278	5,750
Total other (income) expense	(9,632)	867	(20,496)	1,030
Loss before income taxes	(148,486)	(80,187)	(270,579)	(158,367)
Provision for income taxes	267	229	483	327
Net loss	(148,753)	(80,416)	(271,062)	(158,694)
Convertible preferred stock paid-in-kind dividend	-	12,376	-	24,540
Net loss attributable to common stockholders	$(148,753)	$(92,792)	$(271,062)	$(183,234)
Net loss per share attributable to common stockholders, basic and diluted	$(0.64)	$(2.02)	$(1.17)	$(4.01)
Comprehensive loss:
Net loss	$(148,753)	$(80,416)	$(271,062)	$(158,694)
Foreign currency translation adjustments	(112)	226	(189)	224
Comprehensive loss	$(148,865)	$(80,190)	$(271,251)	$(158,470)
______________
(1)Includes related party amounts of $7,870 and $1,428 for the three months ended June 30, 2026 and 2025, respectively. Includes related party amounts of $15,869 and $3,610 for the six months ended June 30, 2026 and 2025, respectively (see Note 12).
(2)Includes related party amounts of $5,697 and $0 attributable to warrant expense (research and development) and $136 and $(37) (general and administrative) for the three months ended June 30, 2026 and 2025, respectively. Includes related party amounts of $11,331 and $0 attributable to warrant expense (research and development) and $223 and $(140) (general and administrative) for the six months ended June 30, 2026 and 2025, respectively (see Note 12).
(3)Includes related party amounts of $954 and $0 for the three months ended June 30, 2026 and 2025, respectively. Includes related party amounts of $1,655 and $0 for the six months ended June 30, 2026 and 2025, respectively (see Note 12).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock (Series A, B, C and C-1)		Common Stock Including Class A, Class B, and Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares(1)	Amount	Shares(1)	Amount
Balance as of March 31, 2025	99,610,162	$1,424,198	45,771,633	$(5,887)	$-	$(1,051,661)	$(209)	$366,441
Issuance of common stock upon exercise of stock options	-	-	123,419	-	495	-	-	495
Issuance of convertible Series C preferred stock, net of issuance costs	125,415	2,159	-	-	-	-	-	2,159
Convertible preferred stock paid-in-kind dividend	-	12,376	-	-	(4,802)	(7,574)	-	-
Stock-based compensation	-	-	-	-	4,307	-	-	4,307
Foreign currency translation adjustments	-	-	-	-	-	-	226	226
Net loss	-	-	-	-	-	(80,416)	-	(80,416)
Balance as of June 30, 2025	99,735,577	1,438,733	45,895,052	$(5,887)	$-	$(1,139,651)	$17	$293,212
Balance as of March 31, 2026	-	$-	229,801,423	$23	$3,761,078	$(2,035,759)	$(87)	$1,725,255
Issuance of common stock upon exercise of stock options	-	-	2,699,037	1	7,618	-	-	7,619
Issuance of common stock upon vesting of restricted stock	-	-	629,859	-	-	-	-	-
Stock-based compensation	-	-	-	-	14,674	-	-	14,674
Warrant expense	-	-	-	-	5,697	-	-	5,697
Issuance of Class A common stock in connection with asset acquisition	-	-	715,587	-	10,797	-	-	10,797
Foreign currency translation adjustments	-	-	-	-	-	-	(112)	(112)
Net loss	-	-	-	-	-	(148,753)	-	(148,753)
Balance as of June 30, 2026	-	-	233,845,906	$24	$3,799,864	$(2,184,512)	$(199)	$1,615,177
Balance as of December 31, 2024	99,565,570	$1,411,313	45,542,122	$(5,887)	$-	$(969,276)	$(207)	$435,943
Issuance of common stock upon exercise of stock options	-	-	352,930	-	1,245	-	-	1,245
Issuance of convertible Series C preferred stock, net of issuance costs	170,007	2,880	-	-	-	-	-	2,880
Convertible preferred stock paid-in-kind dividend	-	24,540	-	-	(12,859)	(11,681)	-	-
Stock-based compensation	-	-	-	-	11,614	-	-	11,614
Foreign currency translation adjustments	-	-	-	-	-	-	224	224
Net loss	-	-	-	-	-	(158,694)	-	(158,694)
Balance as of June 30, 2025	99,735,577	1,438,733	45,895,052	$(5,887)	$-	$(1,139,651)	$17	$293,212
Balance as of December 31, 2025	-	$-	229,228,031	$23	$3,731,273	$(1,913,450)	$(10)	$1,817,836
Issuance of common stock upon exercise of stock options	-	-	3,029,519	1	8,373	-	-	8,374
Issuance of common stock upon vesting of restricted stock	-	-	872,769	-	-	-	-	-
Stock-based compensation	-	-	-	-	38,090	-	-	38,090
Warrant expense	-	-	-	-	11,331	-	-	11,331
Issuance of Class A common stock in connection with asset acquisition	-	-	715,587	-	10,797	-	-	10,797
Foreign currency translation adjustments	-	-	-	-	-	-	(189)	(189)
Net loss	-	-	-	-	-	(271,062)	-	(271,062)
Balance as of June 30, 2026	-	-	233,845,906	$24	$3,799,864	$(2,184,512)	$(199)	$1,615,177
______________
(1)Share amounts have been adjusted to reflect the 6.3811681-for-1 forward stock split that became effective on November 3, 2025 in connection with the initial public offering.
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(271,062)	$(158,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,473	10,520
Loss on disposal of property and equipment	5,742	1,541
Stock-based compensation	38,090	11,614
Acquired in-process research and development	10,797	-
Warrant expense	11,331	-
Non-cash interest expense	1,375	1,096
Other	320	458
Net changes in operating assets and liabilities	20,693	18,924
Net cash used in operating activities	(170,241)	(114,541)
Cash flows from investing activities
Purchases of property and equipment	(65,289)	(12,706)
Proceeds from sale of property and equipment	-	930
Net cash used in investing activities	(65,289)	(11,776)
Cash flows from financing activities
Proceeds from convertible Series C preferred stock	-	3,049
Payment of convertible Series C preferred stock issuance costs	(150)	(1,705)
Payment of other initial public offering issuance costs	(447)	-
Repayment of borrowings	(2,862)	(228)
Exercise of stock options	8,374	1,245
Principal payments on finance lease obligations	(32)	(30)
Net cash provided by financing activities	4,883	2,331
Effect of currency translation on cash, cash equivalents, and restricted cash	(106)	30
Decrease in cash, cash equivalents, and restricted cash	(230,753)	(123,956)
Cash, cash equivalents, and restricted cash at beginning of period	1,715,265	302,025
Cash, cash equivalents, and restricted cash at end of period	$1,484,512	$178,069
Supplemental cash flow information
Cash paid for interest	6,035	4,700
Cash paid for operating leases	2,029	1,786
Non-cash investing and financing activities
Right-of-use assets recognized for new and modified leases	5,425	1,249
Property and equipment included in accounts payable and accrued expenses	19,754	3,227
Deferred offering costs included in accounts payable and accrued expenses	-	1,877
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheet to the total of the amounts in the condensed consolidated statements of cash flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$1,479,470	$174,531
Restricted cash included in:
Prepaid expenses and other current assets	4,576	3,060
Other assets	466	478
Total cash, cash equivalents, and restricted cash	$1,484,512	$178,069
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
1.Nature of Operations
BETA Technologies, Inc. (“BETA” or the “Company”) specializes in the design, development, and manufacturing of electric aircraft, including advanced flight control and electric propulsion systems, with a focus on clean aviation technology. The Company has wholly-owned subsidiaries located in the United States and certain foreign jurisdictions for the purpose of holding its interests in aircraft, intellectual, and real property.
2.Basis of Presentation and Accounting Policies
Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements included in this report have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. These condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all normal recurring adjustments necessary to fairly state the financial position, results of operations, cash flows, and change in equity for the periods presented. Results for the periods presented are not necessarily indicative of the results that may be expected for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
On June 30, 2026, the last business day of the Company’s recently completed second quarter, the market value of our common stock held by non-affiliates exceeded $700 million. As a result, the Company will be deemed a large accelerated filer as of December 31, 2026 and, beginning with its Annual Report on Form 10-K for the year ending December 31, 2026, the Company will no longer qualify as an emerging growth company. Accordingly, the Company will no longer be able to rely on certain exemptions and reduced disclosure requirements available to emerging growth companies, including the extended transition period for complying with recently issued accounting standards and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.
Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies described in Note 2 “Basis of Presentation and Accounting Policies” to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on the condensed consolidated financial statements and related notes.

Concentration of Credit Risk
As of June 30, 2026 and December 31, 2025, 86% and 85% of accounts receivable, respectively, was derived from customers in excess of 10% of total accounts receivable.
Revenues from customers exceeding 10% of total revenues for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	43%	*	50%	*
Customer B	17%	*	13%	*
Customer C	11%	24%	14%	18%
Customer D	11%	*	*	*
Customer E	*	*	*	30%
Customer F	*	26%	*	21%
Customer G	*	16%	*	15%
Customer H	*	13%	*	*
______________
*Less than 10%
Fair Value Disclosures
As of June 30, 2026 and December 31, 2025, cash and cash equivalents included $1,289,828 and $1,550,925 of cash equivalents, respectively. The Company’s cash equivalents are determined to be Level 1 in the fair value hierarchy.
The Company’s credit facility under its credit agreement with the Export-Import Bank of the United States (the “Ex-Im Credit Facility”) is recorded on an amortized cost basis and had a fair value of $153,316 and $155,507 as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Ex-Im Credit Facility is based on quoted prices in similar markets, which is a Level 2 input within the fair value hierarchy.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements of ASU 2023-09 are effective beginning with the Company’s 2026 annual reporting period. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is still evaluating the effects of adopting this accounting standard on the consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose in the notes to the consolidated financial statements, specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (subtopic 220-40): Disaggregation of Income Statement Expenses, Clarifying the Effective Date. The requirements are effective beginning with the Company’s 2027 annual reporting period and 2028 interim reporting period. The Company is still evaluating the effects of adopting this accounting standard on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which adds guidance to ASC 832 on the recognition, measurement, and presentation of government grants. The requirements of ASU 2025-10 are effective beginning with the Company’s 2029 annual period and 2030 interim reporting period. The Company does not anticipate that the standard will have a material impact on the consolidated financial statements.
3.Asset Acquisition and Collaborative Arrangement
Asset Acquisition
During the three months ended June 30, 2026, the Company acquired Biocogniv, Inc. (“Biocogniv”), a developer of an agentic artificial intelligence (“AI”) platform, to assist in accelerating the design of software development in support of aircraft certification efforts. The total consideration consisted of Class A common stock valued at $10,797, net cash of $2,561, and a cash holdback of $1,645 for indemnification claims, payable in installments on the six- and twelve-month anniversaries of the closing date. The transaction was accounted for as an acquisition of assets because substantially all the fair value of the gross assets acquired were concentrated in a single identifiable asset. The Company recognized acquired in-process research and development (“IPR&D”) expense of $15,003, as the AI platform did not have alternative future use at the time of the acquisition. The Company incurred direct transaction costs of $1,144, which were recorded as research and development expense.
Collaborative Arrangement
During September 2025, the Company entered into a collaborative arrangement with General Electric Company, operating as GE Aerospace (“GE Aerospace”) and in connection with this arrangement, issued warrants to purchase Class A common stock. During the three and six months ended June 30, 2026, the Company recorded research and development expense of $6,511 and $12,645, which includes $5,697 and $11,331 of warrant expense, respectively. As of June 30, 2026, there was $49,832 of unrecognized compensation expense related to unvested warrants.
4.Revenue Recognition
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by customer type, product or service type, and geographic location, as the Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenues by customer type were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. and foreign governments	$2,432	$727	$2,432	$4,971
Commercial customers	12,226	5,239	22,359	10,594
	$14,658	$5,966	$24,791	$15,565
The Company generated $1,561 and $2,120 of revenue from foreign customers during the three and six months ended June 30, 2026, respectively, and there was no revenue generated from foreign customers for the three and six months ended June 30, 2025.
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. As of June 30, 2026, the Company’s remaining performance obligations were $32,976. The Company currently expects to recognize approximately $21,465 of the remaining performance obligations as revenue during the next 12 months and the remaining to be recognized thereafter.

Contract Liabilities
As of June 30, 2026 and December 31, 2025, the Company had total deferred revenue of $21,894 and $16,254, respectively. Deferred revenue, and deferred revenue, non-current, increased during the six months ended June 30, 2026, primarily due to receipt of customer payments exceeding revenue recognized on performance obligations. Revenue recognized related to these balances that existed at the beginning of the year was $1,280 and $2,082 for the three months ended June 30, 2026 and 2025 and $1,568 and $5,454 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company also entered into an agreement for post-certification aircraft sales. This agreement has no associated revenues or cost of sales for the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company has recorded deposits of $1,000 within deferred revenue and $4,285 and $4,260 within deferred revenue, non-current, respectively.
5.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Buildings, structures, and charging network	$215,936	$209,556
Machinery and equipment	98,667	94,137
Leaseholds, land, and improvements	38,964	33,667
Vehicles and aviation	26,690	26,512
Computer equipment and software	12,832	18,413
Construction in progress	68,506	20,580
	461,595	402,865
Accumulated depreciation	(58,842)	(54,325)
Property and equipment, net	$402,753	$348,540
During the three months ended June 30, 2026 and 2025, the Company disposed $5,411 and $1,169 of property and equipment, net, respectively. During the six months ended June 30, 2026 and 2025, the Company disposed $5,742 and $2,473 of property and equipment, net, respectively. During the three and six months ended June 30, 2026, the Company recorded a loss on disposal of $5,321 to research and development expense related to the abandonment of certain machinery and equipment.
6.Leases
The Company’s lease arrangements consist of facility, vehicle, aircraft, and equipment, as well as other short-term leases for storage and office space. In connection with an operating lease entered into during the three and six months ended June 30, 2026, the Company has agreed to lease additional space with expected commencement dates during the remainder of 2026. The Company expects future payments of approximately $11,000 over a period of 10 years in connection with the leases that have not yet commenced.
7.Commitments and Contingencies
As of June 30, 2026, the Company was not aware of any material existing, pending, or threatened legal actions against the Company. Additionally, the Company has not incurred any material costs as a result of indemnifications nor experienced any losses related to them. As of June 30, 2026, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible; therefore, no related reserves were established.

8.Stock-Based Compensation
During the six months ended June 30, 2026, the Company granted 2,492,497 restricted stock units (“RSUs”), which had a weighted-average grant-date fair value of $20.74 per share. Additionally, during the six months ended June 30, 2026, the Company granted 2,935,511 performance-based restricted stock units (“PSUs”) under the Company’s 2025 Omnibus Incentive Plan, which had a weighted-average grant-date fair value of $20.72 per share. The PSU grant consists of four distinct tranches that align with quarterly performance objectives. Upon vesting, each RSU and PSU is equivalent to one share of the Company’s Class A common stock. The Company determines the fair value of PSUs using the per-share market price of the Class A common stock on the grant date. The ultimate number of PSUs that vest is contingent on performance against the Company’s quarterly pre-set objectives and will be adjusted based on the probability and timing of performance achievement. Final compensation expense recognized is based on the number of PSUs that ultimately vest. The PSUs vest within a two-year period. In April 2026, the Company’s Compensation Committee certified achievement of the first quarterly 2026 PSU performance objective, resulting in the vesting of 630,349 PSUs.
There was $12,038 and $44,730 of unrecognized compensation expense related to unvested PSUs and unvested restricted stock granted during the six months ended June 30, 2026, which is expected to be recognized over a weighted-average period of 0.9 and 3.5 years, respectively.
Total stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of product revenues	$24	$7	$31	$30
Cost of service revenues	334	44	451	81
Research and development	6,028	1,868	13,676	3,826
General and administrative	8,288	2,388	23,932	7,677
	$14,674	$4,307	$38,090	$11,614
During the three and six months ended June 30, 2025, the Company approved modifications to certain incentive stock option awards in connection with the termination of service of an employee. These modifications resulted in an extension of the post-termination exercise period for vested awards and a change of vesting conditions for unvested awards. As a result of these modifications, the Company recorded additional stock-based compensation of $3,799.

9.Net Loss Per Share
The calculations of net loss per share were as follows (in thousands, except share and per-share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(148,753)	$(80,416)	$(271,062)	$(158,694)
Convertible preferred stock PIK dividend	—	12,376	—	24,540
Net loss attributable to common stockholders	$(148,753)	$(92,792)	$(271,062)	$(183,234)
Denominator:
Weighted-average common shares outstanding, basic and diluted	231,977,950	45,834,973	230,815,748	45,734,278
Net loss per share, basic and diluted	$(0.64)	$(2.02)	$(1.17)	$(4.01)
The Company’s potentially dilutive securities, which include pre-initial public offering (“IPO”) convertible preferred stock, unvested warrants, and shares issuable under stock-based compensation plans, have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	June 30, 2026	June 30, 2025
Series A convertible preferred stock	—	56,088,617
Series B convertible preferred stock	—	25,416,180
Series C convertible preferred stock	—	18,230,780
Unvested warrants	2,552,467	—
Shares issuable under stock-based compensation plans	20,613,487	20,345,231
	23,165,954	120,080,808

10.Segment Reporting
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
The Company’s CODM is its Chief Executive Officer. During the first quarter of 2026, the Company changed the presentation of the financial information regularly provided to the CODM to evaluate segment performance and inform business decisions. The CODM reviews forecasted-to-actual segment loss for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM does not use any segment asset measures to assess performance and decide how to allocate resources.
The Company’s prior-period segment amounts have been recast in the table below to conform to the new presentation of significant expenses. A reconciliation of segment loss to net loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$14,658	$5,966	$24,791	$15,565
Cost of revenues	6,279	1,139	10,456	2,817
Gross profit	8,379	4,827	14,335	12,748
Pre-production manufacturing	46,615	32,251	91,116	54,982
General and administrative	34,406	17,648	62,086	36,540
Research and development	31,590	19,117	58,318	47,580
Other segment items(1)	5,578	4,205	9,871	6,758
Segment loss	(109,810)	(68,394)	(207,056)	(133,112)
Unallocated items:
Depreciation and amortization	6,322	5,399	12,473	10,520
Stock-based compensation	14,674	4,307	38,090	11,614
Warrant expense	5,697	—	11,331	—
Other unallocated items(2)	12,250	2,316	2,112	3,448
Net loss	$(148,753)	$(80,416)	$(271,062)	$(158,694)
______________
(1)Includes selling, marketing, shipping, and freight expenses.
(2)Includes acquisition-related expense, loss on disposal of property and equipment, interest income/expense, IPO costs, and provision for income taxes.
11.Government Assistance
As a result of government assistance received under the Company’s agreements incorporated in the Annual Report on Form 10-K for the year ended December 31, 2025, during the three months ended June 30, 2026 and 2025, the Company recorded a reduction to property and equipment of $45 and $272, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded a reduction to property and equipment of $90 and $698, respectively. During the six months ended June 30, 2025, the Company recorded a reduction to general and administrative expense of $140.

12.Related Party Transactions
The Company has generated revenue from transactions with related parties, primarily through the Company’s relationship with United Therapeutics Corporation, GE Aerospace, and Advanced Regenerative Manufacturing Institute, Inc. These amounts are disclosed within the Company’s condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss.
Additionally, the Company enters into certain transactions with management for the lease of aircraft and property for use within the business. The aggregate expenses are included with general and administrative expenses for the three and six months ended June 30, 2026 and 2025.
Sale-Leaseback Transaction
During 2025, the Company entered into a sale-leaseback transaction with an associated company of a board member for two of its buildings with an initial leaseback term of 29 years. Payments representing interest expense were made under the financing.
GE Aerospace
In September 2025, the Company issued convertible Series C-1 preferred stock to GE Aerospace for total proceeds of $300,000, which converted into Class A common stock as the result of the IPO. Additionally, the Company performed engineering and integration services for GE Aerospace and recognized $6,253 and $12,514 of service revenues during the three and six months ended June 30, 2026, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors. Factors that could cause or contribute to such differences include, but are not limited to, capital expenditures, economic and competitive conditions, regulatory changes and other uncertainties, including those discussed below and in the section titled “Risk Factors” included under Part II, Item 1A below, as well as in the Annual Report on Form 10-K for the year ended December 31, 2025, all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We assume no obligation to update any of these forward-looking statements. Unless otherwise indicated or the context otherwise requires, all references in this section to the “Company,” “BETA,” “we,” “us,” or “our” refer to BETA Technologies, Inc. and its consolidated subsidiaries.
Overview
We are continuing to redefine the aerospace industry. We design, manufacture, and sell high-performance electric aircraft, advanced electric propulsion systems, charging systems, and components that are positioned to transform the aviation industry. Further, we have invested in the underlying infrastructure of this breakthrough technology, which is critical to bringing electric aviation to life. We believe we have developed a differentiated presence in North America and are well positioned to expand globally.
We are continuing to develop highly scalable technologies that can be tailored to and deployed for cost-effective and safe missions across cargo and logistics, medical, defense, and passenger end markets. Our simplified approach to designing electric aircraft allows us to service a variety of end markets and mission types while leveraging the same core technologies. The portability of our technologies and systems across various aircraft also unlocks flexibility to innovate on future generations of aircraft.
Since inception, the Company has devoted substantially all of its time and efforts to performing research and development activities, raising capital, recruiting management and technical staff to support these operations, and designing manufacturing processes. During the three and six months ended June 30, 2026, the Company continued to make investments across facilities, equipment, and tooling needed to manufacture its aircraft and charging systems.
Recent Developments
BETA served as the systems integrator, supported flight tests in the U.S., and ferried GE Aerospace’s hybrid-electric aircraft to the UK for the Farnborough International Airshow (“Farnborough”). In collaboration with BETA, NASA and Boeing, GE Aerospace conducted the first hybrid electric flight above 30,000 feet, reaching the same altitude levels of passenger commercial aircraft. On July 20, 2026 at Farnborough, the Company unveiled the MV250, an autonomous hybrid-electric VTOL aircraft giving military operators greater range, higher speed, increased payload capability, and lower operating costs for contested on- and off-airport logistics.

Results of Operations
Comparison of Results for the Three and Six Months Ended June 30, 2026 and 2025
The following table presents selected financial information for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease) ($)	Increase (Decrease) (%)	Six Months Ended June 30,		Increase (Decrease) ($)	Increase (Decrease) (%)
	2026	2025			2026	2025
Revenues:
Product	$3,280	$2,544	$736	29%	$4,243	$5,032	$(789)	(16%)
Service	11,378	3,422	7,956	*	20,548	10,533	10,015	95%
	14,658	5,966	8,692	*	24,791	15,565	9,226	59%
Cost of revenues:
Product	1,661	62	1,599	*	2,257	595	1,662	*
Service	4,976	1,128	3,848	*	8,681	2,333	6,348	*
	6,637	1,190	5,447	*	10,938	2,928	8,010	*
Gross margin:
Product	1,619	2,482	(863)	(35%)	1,986	4,437	(2,451)	(55%)
Service	6,402	2,294	4,108	*	11,867	8,200	3,667	45%
	8,021	4,776	3,245	68%	13,853	12,637	1,216	10%
Operating expenses:
Research and development	122,365	58,035	64,330	*	214,104	115,899	98,205	85%
General and administrative	43,774	26,061	17,713	68%	90,824	54,075	36,749	68%
Total operating expenses	166,139	84,096	82,043	98%	304,928	169,974	134,954	79%
Loss from operations	(158,118)	(79,320)	78,798	99%	(291,075)	(157,337)	133,738	85%
Other (income) expense:
Interest income	(13,293)	(2,023)	11,270	*	(27,774)	(4,720)	23,054	*
Interest expense	3,661	2,890	771	27%	7,278	5,750	1,528	27%
Total other (income) expense	(9,632)	867	10,499	*	(20,496)	1,030	21,526	*
Loss before income taxes	(148,486)	(80,187)	68,299	85%	(270,579)	(158,367)	112,212	71%
Provision for income taxes	267	229	38	17%	483	327	156	48%
Net loss	$(148,753)	$(80,416)	$68,337	85%	$(271,062)	$(158,694)	$112,368	71%
______________
*    Percentage increase (decrease) is not meaningful
Revenues
Our product revenue is primarily generated from the sale of tangible products such as our batteries, engines, flight control systems, and an international network of electric charging and related equipment (“Enabling Technologies”). Our service revenue is primarily generated from engineering, consulting, and other service arrangements for our customers. Service revenue also includes revenue associated with usage of and priority access to our charging stations.
Product revenues increased by $0.7 million, or 29%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was attributable to the delivery of ground service equipment (“GSE”) to commercial and foreign government customers of $2.7 million during 2026, offset by the delivery of electric propulsion engines and batteries to commercial customers totaling $2.0 million during 2025.
Product revenues decreased by $0.8 million, or 16%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was attributable to the delivery of electric propulsion engines and batteries to commercial customers totaling $4.3 million during 2025, offset by the delivery of GSE to commercial and foreign government customers of $3.5 million during 2026.
Service revenues increased by $8.0 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was attributable to contracts with commercial customers of $6.9 million related to engineering and consulting services to support our customers’ research and development activities, $1.0 million related to completion of services for the U.S. government, and $0.1 million related to priority access to the Company’s charging stations.

Service revenues increased by $10.0 million, or 95%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to contracts with commercial customers of $13.1 million related to engineering and consulting services to support our customers’ research and development activities and $0.3 million related to priority access to the Company’s charging stations, offset by $3.4 million related to completion of services for the U.S. government during 2025.
Cost of Revenues
Cost of product revenues and service revenues may include the direct cost of materials, labor, subcontractors, and overhead costs (where allowable), depending on the nature of the agreement. Included within cost of product revenues are purchases made directly for contractual performance obligations primarily recognized over time and as such, no inventories are recorded in the condensed consolidated balance sheets.
Cost of product revenues increased by $1.6 million and $1.7 million during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. The increase was attributable to labor and material costs to fulfill contracts with commercial and foreign government customers.
Cost of service revenues increased by $3.8 million and $6.3 million during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025, respectively. The increase was attributable to labor and material costs to fulfill contracts with commercial and U.S. government customers.
Research and Development Expenses
Research and development expenses are attributable to continued spend related to the development, testing, certification, and prototype production of our electric aircraft, electric propulsion systems, charging solutions, and network. The increases to research and development expenses were attributable to the following (in millions):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Parts and materials	$11.5	$19.0
Labor costs, including stock-based compensation	17.4	31.5
Warrant expense	5.7	11.3
Acquisition-related expense	16.1	16.1
Loss on disposal of property and equipment	5.3	5.3
Professional fees	5.1	9.7
Other	3.2	5.3
	$64.3	$98.2

General and Administrative Expenses
General and administrative expenses increased $17.7 million, or 68%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was attributable to increased stock-based compensation expense of $5.9 million, salaries and benefits of $7.7 million due to increased headcount, and $4.1 million of other administrative costs.
General and administrative expenses increased $36.7 million, or 68%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to increased stock-based compensation expense of $16.3 million, salaries and benefits of $12.1 million due to increased headcount, $2.5 million of professional fees, and $5.8 million of other administrative costs.

Other (Income) Expense
Interest income increased $11.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and $23.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to interest on the proceeds from convertible preferred stock offerings and the IPO.
Interest expense increased $0.8 million, or 27%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and $1.5 million, or 27%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was attributable to a sale-leaseback transaction that occurred during 2025.
Provision for Income Taxes
Provision for income taxes increased by less than $0.1 million, or 17%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Provision for income taxes increased by $0.2 million, or 48%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in tax on foreign earnings.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net loss adjusted for interest income, interest expense, provision for income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for stock-based compensation, warrant expense, acquisition-related expense, loss on disposal of property and equipment, and IPO costs.
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
A reconciliation between net loss, the most directly comparable GAAP financial measure, and the non-GAAP financial measures is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(148,753)	$(80,416)	$(271,062)	$(158,694)
Increase (decrease) as adjusted for:
Interest income	(13,293)	(2,023)	(27,774)	(4,720)
Interest expense	3,661	2,890	7,278	5,750
Provision for income taxes	267	229	483	327
Depreciation and amortization	6,322	5,399	12,473	10,520
EBITDA	$(151,796)	$(73,921)	$(278,602)	$(146,817)
Stock-based compensation	14,674	4,307	38,090	11,614
Warrant expense	5,697	—	11,331	—
Acquisition-related expense(1)	16,147	—	16,147	—
Loss on disposal of property and equipment	5,411	670	5,742	1,541
IPO costs(2)	57	550	236	550
Adjusted EBITDA	$(109,810)	$(68,394)	$(207,056)	$(133,112)
______________
(1)Includes acquired IPR&D expense of $15,003 and direct transaction costs of $1,144.
(2)Represents accounting and advisory expenses incurred in connection with becoming and operating as a public company.

Liquidity and Capital Resources
We have incurred net losses and negative operating cash flows from operations since we were formed and began designing our electric aircraft in 2018, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. Historically, our primary sources of liquidity have been borrowings under our Ex-Im Credit Facility, equity financings, government funding, and consideration from contracts with customers, as well as the proceeds from our IPO and the sale-leaseback transaction. To date, our primary use of capital has been for the development of our electric aircraft and Enabling Technologies. As of June 30, 2026, we had cash and cash equivalents of $1,479 million. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs, and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financings to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have, in the past, and may, in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. See the heading “Our business plan requires a significant amount of capital. We expect to require additional future funding to support our operations and implementation of our growth plans and we may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require” in Part I, Item 1A. “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2025.
Our principal uses of cash in recent periods were to fund our research and development activities, personnel cost, and support services, including our battery, engine, and charging services. Near-term cash requirements will also include spending on research and development of emerging technologies, strategic growth initiatives, including obtaining certifications and manufacturing our aircraft, commercial and go-to-market infrastructure. We do not have material cash requirements related to current contractual obligations. As such, our cash requirements are highly dependent upon management’s decisions about the pace and focus of both our short and long-term spending.
Cash requirements can fluctuate based on business decisions that could accelerate or defer spending, including the timing or pace of certification, investments, infrastructure, and production of electric aircraft and Enabling Technologies. Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash or grants received from our customers or governmental entities, respectively, the expansion of sales and marketing activities, and the timing and extent of spending to support development efforts, including collaborative arrangements.
Capital Expenditures
During the six months ended June 30, 2026 and 2025, we used $65.3 million and $11.8 million in cash, respectively, to fund capital expenditures. We anticipate incurring additional capital expenditures during the remaining portion of the year ending December 31, 2026, primarily related to the investment in machinery and equipment, buildings, and our charging network.
Sources of Cash
The following table sets forth our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(170,241)	$(114,541)
Investing activities	(65,289)	(11,776)
Financing activities	4,883	2,331
Effect of currency translation on cash, cash equivalents, and restricted cash	(106)	30
Net decrease in cash, cash equivalents, and restricted cash	$(230,753)	$(123,956)

Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities was $170.2 million, primarily due to a net loss of $271.1 million, offset by non-cash charges of $80.2 million, and adjusted by a change in operating assets and liabilities that provided a net source of cash of $20.7 million. This source of cash primarily reflected an increase in accounts payable, accrued expenses and current liabilities, an increase in deferred revenue, and a decrease in prepaid expenses and other current assets.
For the six months ended June 30, 2025, net cash used in operating activities was $114.5 million, primarily due to a net loss of $158.7 million, offset by non-cash charges of $25.2 million, and adjusted by a change in operating assets and liabilities that provided a net source of cash of $18.9 million. This source of cash primarily reflected an increase in accounts payable, accrued expenses and current liabilities, and a decrease in prepaid expenses and other current assets.
Investing Activities
For the six months ended June 30, 2026 and 2025, net cash used in investing activities was related to purchases of property and equipment to support our growth in operations, including the construction and expansion of our production and charging facilities, and investment in machinery, equipment, tooling, and technology infrastructure. For the six months ended June 30, 2025, net cash used to purchase property and equipment was partially offset by proceeds from the sale of property and equipment.
Financing Activities
For the six months ended June 30, 2026 and 2025, net cash provided by financing activities was primarily from the exercise of stock options, offset by repayment of borrowings and other financing activities.
Contractual Obligations and Commercial Commitments
As of June 30, 2026, there were no material changes to our contractual obligations and commercial commitments from those described in Note 5 “Notes Payable” and Note 6 “Leases” in the audited consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Estimates
In connection with preparing our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time we prepare our consolidated financial statements. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. During the six months ended June 30, 2026, there have been no material changes to our critical accounting estimates included in the Annual Report on Form 10-K for the year ended December 31, 2025, other than as described below.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rules 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
See Part I, Item 1, Note 7 “Commitments and Contingencies” to the condensed consolidated financial statements, which is incorporated herein by reference.
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
During the three months ended June 30, 2026, we issued an aggregate 715,587 shares of our Class A common stock (for consideration of approximately $10.8 million based on the closing price of our Class A common stock on April 1, 2026) to various persons and entities as partial consideration for our purchase of Biocogniv. The offer, sale, and issuance of these shares was deemed to be exempt from registration under the Securities Act in reliance on Rule 506 of Regulation D. The recipients of the shares acquired them for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to these shares. The recipients were all accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access to information about us. No underwriters or placement agents were involved in this transaction.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Trading Arrangements
On June 25, 2026, The Godric’s Hollow Trust, an entity affiliated with Kyle Clark, the Company’s Chief Executive Officer and President, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the potential sale of up to 350,000 shares of Class A common stock, subject to certain conditions, from September 24, 2026 through November 11, 2026 (after the completion or expiration of the earlier-commencing arrangements previously disclosed in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026).
On June 29, 2026, Sean Donovan, the Company’s Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Donovan’s trading plan provides for the potential sale of up to 65,465 shares of Class A common stock, including upon the vesting of RSUs and PSUs and net of any shares sold to satisfy applicable tax-withholding obligations, subject to certain conditions, from on or about September 28, 2026 through December 31, 2026.

During the three months ended June 30, 2026, no other director or officer of BETA adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1*
Sixth Amended and Restated Certificate of Incorporation of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

3.2*	Second Amended and Restated Bylaws of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

31.1**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*Incorporated herein by reference as indicated.
**Filed herewith.
***Furnished herewith.
†    Management compensatory plan or contract.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA Technologies, Inc.

Date: August 12, 2026	/s/ Kyle Clark
Kyle Clark President and Chief Executive Officer
Date: August 12, 2026	/s/ Herman Cueto
Herman Cueto Chief Financial Officer