Form 10-Q
period 2026-09-30
BETA Technologies, Inc.
filed 2026-11-03
CIK 1784570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2026, there were 226,461,608 shares of Class A common stock, $0.0001 par value per share, and 8,501,484 shares of Class B common stock, $0.0001 par value per share, outstanding.

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
•costs incurred in complying with, or liabilities or obligations imposed under, environmental health and safety laws and regulations; and
•the other factors set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” and elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by our subsequent filings with the Securities and Exchange Commission (the “SEC”).
We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the Annual Report on Form 10-K for the year ended December 31, 2025 and any subsequent filings with the SEC, including elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,343,055	$1,710,227
Accounts receivable(1)	7,152	5,747
Prepaid expenses and other current assets(1)	16,958	23,494
Total current assets	1,367,165	1,739,468
Property and equipment, net	424,561	348,540
Operating lease right-of-use assets	28,978	16,417
Aircraft components	26,348	-
Other assets	10,455	1,840
Total assets	$1,857,507	$2,106,265
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$33,532	$24,503
Accrued expenses	45,974	35,109
Payroll liabilities	18,383	3,334
Deferred revenue(2)	5,481	3,704
Operating lease liabilities	2,552	1,551
Notes payable	9,988	5,711
Other current liabilities	2,877	2,483
Total current liabilities	118,787	76,395
Deferred revenue, non-current(2)	14,595	12,550
Operating lease liabilities, non-current	29,044	16,838
Notes payable, non-current(3)	174,025	179,799
Other liabilities	3,320	2,847
Total liabilities	339,771	288,429
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value Authorized - 50,000,000 shares Issued and outstanding - 0 shares as of 2026 and 2025	-	-
Class A common stock, $0.0001 par value Authorized - 1,250,000,000 shares Issued and outstanding - 226,321,531 and 220,726,547 shares as of 2026 and 2025	24	22
Class B common stock, $0.0001 par value Authorized - 10,000,000 shares Issued and outstanding - 8,501,484 shares as of 2026 and 2025	1	1
Additional paid-in capital	3,821,558	3,731,273
Accumulated deficit	(2,303,631)	(1,913,450)
Accumulated other comprehensive loss	(216)	(10)
Total stockholders’ equity	1,517,736	1,817,836
Total liabilities and stockholders’ equity	$1,857,507	$2,106,265
______________
(1)Includes related party amounts of $1,168 and $2,202 (accounts receivable) and $0 and $2,802 (prepaid expenses and other current assets) as of September 30, 2026, and December 31, 2025, respectively (see Note 12).
(2)Includes related party amounts of $1,707 and $1,011 (deferred revenue) and $10,220 and $8,290 (deferred revenue, non-current) as of September 30, 2026, and December 31, 2025, respectively (see Note 12).
(3)Includes related party amounts of $33,010 and $32,626 as of September 30, 2026 and December 31, 2025, respectively (see Note 12).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product	$5,184	$2,917	$9,427	$7,993
Service(1)	12,488	6,001	33,036	16,490
	17,672	8,918	42,463	24,483
Cost of revenues:
Product	2,516	1,660	4,773	2,255
Service	2,417	1,081	11,098	3,415
	4,933	2,741	15,871	5,670
Gross margin:
Product	2,668	1,257	4,654	5,738
Service	10,071	4,920	21,938	13,075
	12,739	6,177	26,592	18,813
Operating expenses:
Research and development(2)	90,536	56,371	304,640	170,484
General and administrative(2)	50,007	30,380	140,831	86,241
Total operating expenses	140,543	86,751	445,471	256,725
Loss from operations	(127,804)	(80,574)	(418,879)	(237,912)
Other (income) expense:
Interest income	(12,515)	(2,628)	(40,289)	(7,348)
Interest expense(3)	3,678	3,464	10,956	9,214
Loss on issuance of convertible preferred stock	-	355,551	-	355,551
Total other (income) expense	(8,837)	356,387	(29,333)	357,417
Loss before income taxes	(118,967)	(436,961)	(389,546)	(595,329)
Provision for income taxes	152	253	635	580
Net loss	(119,119)	(437,214)	(390,181)	(595,909)
Convertible preferred stock paid-in-kind dividend	-	14,596	-	39,136
Net loss attributable to common stockholders	$(119,119)	$(451,810)	$(390,181)	$(635,045)
Net loss per share attributable to common stockholders, basic and diluted	$(0.51)	$(9.83)	$(1.68)	$(13.86)
Comprehensive loss:
Net loss	$(119,119)	$(437,214)	$(390,181)	$(595,909)
Foreign currency translation adjustments	(17)	(110)	(206)	114
Comprehensive loss	$(119,136)	$(437,324)	$(390,387)	$(595,795)
______________
(1)Includes related party amounts of $5,587 and $1,454 for the three months ended September 30, 2026 and 2025, respectively. Includes related party amounts of $21,456 and $5,064 for the nine months ended September 30, 2026 and 2025, respectively (see Note 12).
(2)Includes related party amounts of $5,760 and $308 attributable to warrant expense (research and development) and $75 and $0 (general and administrative) for the three months ended September 30, 2026 and 2025, respectively. Includes related party amounts of $17,091 and $308 attributable to warrant expense (research and development) and $298 and $(140) (general and administrative) for the nine months ended September 30, 2026 and 2025, respectively (see Note 12).
(3)Includes related party amounts of $833 and $701 for the three months ended September 30, 2026 and 2025, respectively. Includes related party amounts of $2,488 and $701 for the nine months ended September 30, 2026 and 2025, respectively (see Note 12).
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(unaudited)

	Convertible Preferred Stock (Series A, B, C, and C-1)		Common Stock Including Class A, Class B, and Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of June 30, 2025	99,735,577	$1,438,733	45,895,052	$(5,887)	$-	$(1,139,651)	$17	$293,212
Issuance of common stock upon exercise of stock options	-	-	185,003	-	849	-	-	849
Issuance of convertible Series C preferred stock, net of issuance costs	8,214,452	203,361	-	-	-	-	-	203,361
Issuance of convertible Series C-1 preferred stock, net of issuance costs	23,545,451	724,278	-	-	-	-	-	724,278
Convertible preferred stock paid-in-kind dividend	-	14,596	-	-	(6,362)	(8,234)	-	-
Stock-based compensation	-	-	-	-	5,205	-	-	5,205
Warrant expense	-	-	-	-	308	-	-	308
Foreign currency translation adjustments	-	-	-	-	-	-	(110)	(110)
Net loss	-	-	-	-	-	(437,214)	-	(437,214)
Balance as of September 30, 2025	131,495,480	$2,380,968	46,080,055	$(5,887)	$-	$(1,585,099)	$(93)	$789,889
Balance as of June 30, 2026	-	$-	233,845,906	$24	$3,799,864	$(2,184,512)	$(199)	$1,615,177
Issuance of common stock upon exercise of stock options	-	-	976,949	1	4,672	-	-	4,673
Issuance of common stock upon vesting of restricted stock	-	-	160	-	-	-	-	-
Stock-based compensation	-	-	-	-	11,262	-	-	11,262
Warrant expense	-	-	-	-	5,760	-	-	5,760
Foreign currency translation adjustments	-	-	-	-	-	-	(17)	(17)
Net loss	-	-	-	-	-	(119,119)	-	(119,119)
Balance as of September 30, 2026	-	$-	234,823,015	$25	$3,821,558	$(2,303,631)	$(216)	$1,517,736
Balance as of December 31, 2024	99,565,570	$1,411,313	45,542,122	$(5,887)	$-	$(969,276)	$(207)	$435,943
Issuance of common stock upon exercise of stock options	-	-	537,933	-	2,095	-	-	2,095
Issuance of convertible Series C preferred stock, net of issuance costs	8,384,459	206,241	-	-	-	-	-	206,241
Issuance of convertible Series C-1 preferred stock, net of issuance costs	23,545,451	724,278	-	-	-	-	-	724,278
Convertible preferred stock paid-in-kind dividend	-	39,136	-	-	(19,222)	(19,914)	-	-
Stock-based compensation	-	-	-	-	16,819	-	-	16,819
Warrant expense	-	-	-	-	308	-	-	308
Foreign currency translation adjustments	-	-	-	-	-	-	114	114
Net loss	-	-	-	-	-	(595,909)	-	(595,909)
Balance as of September 30, 2025	131,495,480	$2,380,968	46,080,055	$(5,887)	$-	$(1,585,099)	$(93)	$789,889
Balance as of December 31, 2025	-	$-	229,228,031	$23	$3,731,273	$(1,913,450)	$(10)	$1,817,836
Issuance of common stock upon exercise of stock options	-	-	4,006,468	2	13,045	-	-	13,047
Issuance of common stock upon vesting of restricted stock	-	-	872,929	-	-	-	-	-
Stock-based compensation	-	-	-	-	49,352	-	-	49,352
Warrant expense	-	-	-	-	17,091	-	-	17,091
Issuance of common stock in connection with asset acquisition	-	-	715,587	-	10,797	-	-	10,797
Foreign currency translation adjustments	-	-	-	-	-	-	(206)	(206)
Net loss	-	-	-	-	-	(390,181)	-	(390,181)
Balance as of September 30, 2026	-	$-	234,823,015	$25	$3,821,558	$(2,303,631)	$(216)	$1,517,736
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(390,181)	$(595,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,369	16,314
Asset disposal and other related costs	12,153	2,473
Loss on issuance of convertible preferred stock	-	355,551
Stock-based compensation	49,145	16,819
Acquired in-process research and development	10,797	-
Warrant expense	17,091	308
Non-cash consideration	(5,000)	-
Non-cash interest expense	2,071	1,508
Other	703	185
Net changes in operating assets and liabilities	12,474	19,365
Net cash used in operating activities	(271,378)	(183,386)
Cash flows from investing activities
Purchases of property and equipment	(94,070)	(25,663)
Purchases of aircraft components	(9,702)	-
Proceeds from sale of property and equipment	-	1,296
Net cash used in investing activities	(103,772)	(24,367)
Cash flows from financing activities
Proceeds from convertible Series C preferred stock	-	150,406
Payment of convertible Series C preferred stock issuance costs	(150)	(6,788)
Proceeds from convertible Series C-1 preferred stock	-	422,375
Proceeds from sale-leaseback transaction	-	32,658
Payment of other initial public offering issuance costs	(447)	(217)
Repayment of borrowings	(4,300)	(2,103)
Exercise of stock options	13,047	2,095
Principal payments on finance lease obligations	(51)	(46)
Net cash provided by financing activities	8,099	598,380
Effect of currency translation on cash, cash equivalents, and restricted cash	(119)	(20)
Decrease in cash, cash equivalents, and restricted cash	(367,170)	390,607
Cash, cash equivalents, and restricted cash at beginning of period	1,715,265	302,025
Cash, cash equivalents, and restricted cash at end of period	$1,348,095	$692,632
Supplemental cash flow information
Cash paid for interest	9,032	7,946
Cash paid for operating leases	3,192	2,703
Non-cash investing and financing activities
Right-of-use assets recognized for new and modified leases	14,484	1,249
Property and equipment included in accounts payable and accrued expenses	23,352	4,147
Aircraft components included in accounts payable and accrued expenses	14,013	-
Stock issuance costs included in accounts payable and accrued liabilities	-	1,773
Deferred offering costs included in accounts payable and accrued expenses	-	6,181
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the condensed consolidated balance sheets to the total of the amounts in the condensed consolidated statements of cash flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$1,343,055	$687,627
Restricted cash included in:
Prepaid expenses and other current assets	5,008	4,561
Other assets	32	444
Total cash, cash equivalents, and restricted cash	$1,348,095	$692,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

BETA TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(unaudited)
1.Nature of Operations
BETA Technologies, Inc. (“BETA” or the “Company”) is an aerospace and defense company designing, manufacturing, and selling high-performance electric aircraft, advanced electric propulsion systems, components, and charging systems, with a focus on clean aviation technology. The Company has wholly-owned subsidiaries located in the United States and certain foreign jurisdictions for the purpose of holding its interests in aircraft, intellectual, and real property.
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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note 2 “Basis of Presentation and Accounting Policies” to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no changes to those policies other than aircraft components.

Aircraft Components
During the three months ended September 30, 2026, the Company began to scale manufacturing operations and purchased materials with an alternative future use, including the construction of aircraft and related components for internal business operations. The Company capitalized $26,348 of materials and other direct costs, which will be reclassified to property and equipment, net, once final use is determined. If the Company determines that the materials will not be included in the construction of aircraft and related components or no longer have an alternative future use, the costs will be expensed to research and development. In connection with the implementation of this policy, $5,047 of previously capitalized amounts as of December 31, 2025, are now presented in aircraft components.
Concentration of Credit Risk
As of September 30, 2026 and December 31, 2025, 82% and 85% of accounts receivable, respectively, was derived from customers in excess of 10% of total accounts receivable.
Revenues from customers exceeding 10% of total revenues for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	28%	*	14%	15%
Customer B	23%	*	39%	*
Customer C	22%	*	17%	*
Customer D	*	16%	11%	18%
Customer E	*	26%	*	*
Customer F	*	23%	*	*
Customer G	*	15%	*	*
Customer H	*	*	*	21%
______________
*Less than 10%
Fair Value Disclosures
As of September 30, 2026 and December 31, 2025, cash and cash equivalents included $1,148,579 and $1,550,925 of cash equivalents, respectively. The Company’s cash equivalents are determined to be Level 1 in the fair value hierarchy.
The Company’s credit facility under its credit agreement with the Export-Import Bank of the United States (the “Ex-Im Credit Facility”) is recorded on an amortized cost basis and had a fair value of $144,907 and $155,507 as of September 30, 2026 and December 31, 2025, respectively. The fair value of the Ex-Im Credit Facility is based on quoted prices in similar markets, which is a Level 2 input within the fair value hierarchy.
In August 2026, the Company received non-cash consideration in the form of an equity investment from a customer that is a privately held entity without a readily determinable fair value. The investment of $5,000 is included in other assets on the condensed consolidated balance sheet as of September 30, 2026 and is classified as Level 3 in the fair value hierarchy. The fair value of the investment was determined using the market approach and the hybrid option pricing model based on numerous factors, including, but not limited to economic factors, industry trends, and likelihood of this entity achieving a liquidity event.

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The requirements of ASU 2023-09 are effective beginning with the Company’s 2026 annual reporting period. The guidance will be applied on a prospective basis. The adoption of this accounting standard will result in incremental disclosures to the notes of our consolidated financial statements.
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
3.Asset Acquisition and Collaborative Arrangement
Asset Acquisition
In April 2026, the Company acquired Biocogniv, Inc. (“Biocogniv”), a developer of an agentic artificial intelligence (“AI”) platform, to assist in accelerating the design of software development in support of aircraft certification efforts. The total consideration consisted of Class A common stock valued at $10,797, net cash of $2,561, and a cash holdback of $1,645 for indemnification claims, payable in installments on the six- and twelve-month anniversaries of the closing date. The transaction was accounted for as an acquisition of assets because substantially all the fair value of the gross assets acquired were concentrated in a single identifiable asset. The Company recognized acquired in-process research and development (“IPR&D”) expense of $15,003, as the AI platform did not have alternative future use at the time of the acquisition. The Company incurred direct transaction costs of $1,144, which were recorded as research and development expense. During September 2026, the Company released $822 of the cash holdback for indemnification claims.
Collaborative Arrangement
In September 2025, the Company entered into a collaborative arrangement with General Electric Company, operating as GE Aerospace (“GE Aerospace”) and in connection with this arrangement, issued warrants to purchase Class A common stock. During the three and nine months ended September 30, 2026, the Company recorded research and development expense of $6,575 and $19,220, which includes $5,760 and $17,091 of warrant expense, respectively. The Company recorded research and development expense of $308 related to these warrants in the three and nine months ended September 30, 2025.

4.Revenue Recognition
Disaggregated Revenue
The Company disaggregates revenue from contracts with customers by customer type, product or service type, and geographic location, as the Company believes these categories best depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors.
The Company’s revenues by customer type were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. and foreign governments	$355	$2,702	$2,787	$7,674
Commercial customers	17,317	6,216	39,676	16,809
	$17,672	$8,918	$42,463	$24,483
The Company generated $1,252 and $3,372 of revenue from foreign customers during the three and nine months ended September 30, 2026, respectively. The Company generated $251 of revenue from foreign customers for the three and nine months ended September 30, 2025.
Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized. As of September 30, 2026, the Company’s remaining performance obligations were $28,889. The Company currently expects to recognize approximately $16,483 of the remaining performance obligations as revenue during the next 12 months and the remaining to be recognized thereafter.
Contract Liabilities
As of September 30, 2026 and December 31, 2025, the Company had total deferred revenue of $20,076 and $16,254, respectively. Total deferred revenue increased during the nine months ended September 30, 2026, primarily due to receipt of customer payments exceeding revenue recognized on performance obligations. Revenue recognized related to these balances that existed at the beginning of the year for the three months ended September 30, 2026 and 2025 was $756 and $400, respectively, and for the nine months ended September 30, 2026 and 2025 was $2,324 and $5,854, respectively.
As of September 30, 2026 and December 31, 2025, the Company had aircraft deposits of $1,000 within deferred revenue and $4,360 within deferred revenue, non-current, as of September 30, 2026. The Company has recorded aircraft deposits of $4,260 within deferred revenue, non-current, as of December 31, 2025. There are no associated revenues or cost of sales for the three and nine months ended September 30, 2026.

5.Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Buildings, structures, and charging network	$218,769	$209,556
Machinery and equipment	114,388	94,137
Leaseholds, land, and improvements	46,233	33,667
Vehicles and aviation	26,794	26,512
Computer equipment and software	13,058	18,413
Construction in progress	70,194	20,580
	489,436	402,865
Accumulated depreciation	(64,875)	(54,325)
Property and equipment, net	$424,561	$348,540
The Company disposed of $3,411 and $1,296 of property and equipment, net, during the three months ended September 30, 2026 and 2025, and $9,153 and $3,769 of property and equipment, net, during the nine months ended September 30, 2026 and 2025. During the nine months ended September 30, 2026, the Company recorded an asset disposal cost of $5,321 to research and development expense related to the abandonment of certain machinery and equipment.
6.Leases
The Company’s lease arrangements consist of facility, vehicle, aircraft, and equipment, as well as other short-term leases for storage and office space. In connection with an operating lease agreement entered into during the nine months ended September 30, 2026, the Company has agreed to lease additional space with expected commencement dates during the remainder of 2026. The Company expects future payments of approximately $2,136 over a period of 10 years in connection with the leases that have not yet commenced.
7.Commitments and Contingencies
As of September 30, 2026, the Company was not aware of any material existing, pending, or threatened legal actions against the Company. Additionally, the Company has not incurred any material costs as a result of indemnifications nor experienced any losses related to them. As of September 30, 2026, the Company was not aware of any claims under indemnification arrangements and does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible; therefore, no related reserves were established.

8.Stock-Based Compensation
During the nine months ended September 30, 2026, the Company granted 2,578,858 restricted stock units (“RSUs”) under the Company's 2025 Omnibus Incentive Plan, which had a weighted-average grant-date fair value of $20.73 per share. Additionally, during the nine months ended September 30, 2026, the Company granted 2,984,909 performance-based restricted stock units (“PSUs”) under the Company’s 2025 Omnibus Incentive Plan, which had a weighted-average grant-date fair value of $20.75 per share. The PSUs granted consist of four distinct tranches that align with quarterly performance objectives. Upon vesting, each RSU and PSU is equivalent to one share of the Company’s Class A common stock. The Company determines the fair value of PSUs using the per-share market price of the Class A common stock on the grant date. The ultimate number of PSUs that vest is contingent on performance against the Company’s pre-set objectives and will be adjusted based on the probability and timing of performance achievement. Final compensation expense recognized is based on the number of PSUs that ultimately vest. The PSUs vest within a two-year period. There was $4,635 and $41,799 of unrecognized compensation expense related to unvested PSUs and unvested restricted stock granted during the nine months ended September 30, 2026, which is expected to be recognized over a weighted-average period of 0.5 and 3.3 years, respectively.
In April 2026, the Company’s Compensation Committee certified achievement of the first quarterly 2026 PSU performance objective, resulting in the vesting of 630,349 PSUs.
On September 28, 2026, the Company granted 642,187 shares of PSUs to align with additional performance objectives expected to be met in the fourth quarter of 2026. These PSUs had a grant-date fair value of $22.88 per share. There was $13,533 of additional unrecognized compensation expense related to this grant as of September 30, 2026.
Total stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of product revenues	$37	$37	$68	$67
Cost of service revenues	176	38	627	119
Research and development	4,752	2,051	18,428	5,877
General and administrative	6,090	3,079	30,022	10,756
	$11,055	$5,205	$49,145	$16,819
On November 1, 2026, the Company commenced its first offering period under the previously disclosed 2025 Employee Stock Purchase Plan (the “2025 ESPP”). The initial number of shares authorized for sale under the 2025 ESPP is 2,413,854 shares of Class A common stock. The 2025 ESPP allows eligible employees to purchase shares of the Company’s Class A common stock at a purchase price of 15% less than the lower of the Company’s stock price on the first or last trading day of each six-month offering period, subject to plan limitations. Approximately half of the Company’s eligible employees participated in the plan.
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

9.Net Loss Per Share
The calculations of net loss per share were as follows (in thousands, except share and per-share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(119,119)	$(437,214)	$(390,181)	$(595,909)
Convertible preferred stock PIK dividend	—	14,596	—	39,136
Net loss attributable to common stockholders	$(119,119)	$(451,810)	$(390,181)	$(635,045)
Denominator:
Weighted-average common shares outstanding, basic and diluted	234,270,138	45,948,603	231,980,540	45,807,560
Net loss per share, basic and diluted	$(0.51)	$(9.83)	$(1.68)	$(13.86)
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

	September 30, 2026	September 30, 2025
Series A convertible preferred stock	—	56,088,617
Series B convertible preferred stock	—	25,416,180
Series C convertible preferred stock	—	26,445,232
Series C-1 convertible preferred stock	—	23,545,451
Unvested warrants	2,552,467	2,552,467
Shares issuable under stock-based compensation plans	19,532,270	20,235,533
	22,084,737	154,283,480

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
The Company’s prior-period segment amounts have been recast in the table below to conform to the new presentation of significant expenses. A reconciliation of segment loss to net loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$17,672	$8,918	$42,463	$24,483
Cost of revenues	4,720	2,667	15,176	5,484
Gross profit	12,952	6,251	27,287	18,999
Pre-production manufacturing	36,247	25,673	127,363	80,655
General and administrative	37,723	19,290	99,809	55,830
Research and development	29,721	24,348	88,039	71,928
Other segment items(1)	6,710	4,515	16,581	11,274
Segment loss	(97,449)	(67,575)	(304,505)	(200,688)
Unallocated items:
Depreciation and amortization	6,896	5,794	19,369	16,314
Stock-based compensation	11,055	5,205	49,145	16,819
Warrant expense	5,760	308	17,091	308
Other unallocated items(2)	(2,041)	358,332	71	361,780
Net loss	$(119,119)	$(437,214)	$(390,181)	$(595,909)
______________
(1)Includes selling, marketing, shipping, and freight expenses.
(2)Includes loss on issuance of convertible preferred stock, acquisition-related expense, asset disposal and other related costs, interest income/expense, IPO costs, and provision for income taxes.
11.Government Assistance
As a result of government assistance received during the three months ended September 30, 2026 and 2025, the Company recorded a reduction to property and equipment of $1,500 and $1,190, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded a reduction to property and equipment of $1,590 and $1,888, respectively.

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
Additionally, the Company enters into certain transactions with management for the lease of aircraft and property for use within the business. The aggregate expenses are included with general and administrative expenses for the three and nine months ended September 30, 2026 and 2025.
Sale-Leaseback Transaction
During 2025, the Company entered into a sale-leaseback transaction with an associated company of a board member for two of its buildings with an initial leaseback term of 29 years. Payments representing interest expense were made under the financing.
GE Aerospace
In September 2025, the Company issued convertible Series C-1 preferred stock to GE Aerospace for total proceeds of $300,000, which converted into Class A common stock as the result of the IPO. Additionally, the Company performed engineering and integration services for GE Aerospace and recognized $4,119 and $16,633 of service revenues during the three and nine months ended September 30, 2026, respectively.

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
Overview
BETA is an aerospace and defense company designing, manufacturing, and selling high-performance electric aircraft, advanced electric propulsion systems, components, and charging systems to top operators worldwide. We have invested in the underlying infrastructure of this breakthrough technology, which is critical to bringing electric aviation to life. We believe we have developed a differentiated presence in North America and are well positioned to expand globally.
We are continuing to develop highly scalable technologies that can be tailored to and deployed for cost-effective and safe missions across cargo and logistics, defense, passenger, and medical end markets. Our intentional approach to designing electric aircraft allows us to service a variety of end markets and mission types while leveraging the same core technologies. The portability of our technologies and systems across various aircraft also unlocks flexibility to innovate on future generations of aircraft.
Since inception, we have devoted substantially all of our time and efforts to performing research and development activities, raising capital, recruiting management and technical staff to support these operations, and designing manufacturing processes.
Recent Developments
The Federal Aviation Administration (“FAA”) has awarded BETA’s ALIA VTOL (“A250”) aircraft, N250XT, a Special Airworthiness Certificate for market surveys, marking the first such authorization granted to an electric VTOL aircraft. BETA’s A250 completed its first flight under the new market survey authorization on October 20, 2026. The FAA authorization enables BETA to conduct flights with operators and key stakeholders and expands the geographic scope of BETA’s VTOL operations, providing greater flexibility to demonstrate the capabilities of electric vertical flight across a wider range of operating conditions, subject to applicable FAA limitations.

Results of Operations
Comparison of Results for the Three and Nine Months Ended September 30, 2026 and 2025
The following table presents selected financial information for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease) ($)	Increase (Decrease) (%)	Nine Months Ended September 30,		Increase (Decrease) ($)	Increase (Decrease) (%)
	2026	2025			2026	2025
Revenues:
Product	$5,184	$2,917	$2,267	78%	$9,427	$7,993	$1,434	18%
Service	12,488	6,001	6,487	*	33,036	16,490	16,546	*
	17,672	8,918	8,754	98%	42,463	24,483	17,980	73%
Cost of revenues:
Product	2,516	1,660	856	52%	4,773	2,255	2,518	*
Service	2,417	1,081	1,336	*	11,098	3,415	7,683	*
	4,933	2,741	2,192	80%	15,871	5,670	10,201	*
Gross margin:
Product	2,668	1,257	1,411	*	4,654	5,738	(1,084)	(19%)
Service	10,071	4,920	5,151	*	21,938	13,075	8,863	68%
	12,739	6,177	6,562	*	26,592	18,813	7,779	41%
Operating expenses:
Research and development	90,536	56,371	34,165	61%	304,640	170,484	134,156	79%
General and administrative	50,007	30,380	19,627	65%	140,831	86,241	54,590	63%
Total operating expenses	140,543	86,751	53,792	62%	445,471	256,725	188,746	74%
Loss from operations	(127,804)	(80,574)	47,230	59%	(418,879)	(237,912)	180,967	76%
Other (income) expense:
Interest income	(12,515)	(2,628)	9,887	*	(40,289)	(7,348)	32,941	*
Interest expense	3,678	3,464	214	6%	10,956	9,214	1,742	19%
Loss on issuance of convertible preferred stock	—	355,551	(355,551)	*	—	355,551	(355,551)	*
Total other (income) expense	(8,837)	356,387	365,224	*	(29,333)	357,417	386,750	*
Loss before income taxes	(118,967)	(436,961)	(317,994)	(73%)	(389,546)	(595,329)	(205,783)	(35%)
Provision for income taxes	152	253	(101)	(40%)	635	580	55	9%
Net loss	$(119,119)	$(437,214)	$(318,095)	(73%)	$(390,181)	$(595,909)	$(205,728)	(35%)
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
Product revenues increased by $2.3 million, or 78%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was attributable to the delivery of ground service equipment (“GSE”) to commercial and government customers of $4.3 million during 2026, offset by the delivery of electric propulsion engines to commercial customers totaling $2.0 million during 2025.
Product revenues increased by $1.4 million, or 18%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributable to the delivery of GSE to commercial and government customers of $7.8 million during 2026, offset by the delivery of electric propulsion engines and batteries to commercial customers totaling $6.4 million during 2025.
Service revenues increased by $6.5 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to contracts with commercial customers of $9.1 million related to engineering and consulting services to support our customers’ research and development activities, offset by $2.6 million related to completion of services for the U.S. government during 2025.

Service revenues increased by $16.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to contracts with commercial customers of $22.5 million related to engineering and consulting services to support our customers’ research and development activities, offset by $6.0 million related to completion of services for the U.S. government during 2025.
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
Cost of product revenues increased by $0.9 million, or 52%, and by $2.5 million during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. The increases were attributable to labor and material costs to fulfill contracts with commercial and government customers.
Cost of service revenues increased by $1.3 million and $7.7 million during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. The increases were attributable to labor and material costs to fulfill contracts with commercial customers.
Research and Development Expenses
Research and development expenses are attributable to continued spend related to the development of our electric aircraft and Enabling Technologies. The increases to research and development expenses were attributable to the following (in millions):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Parts and materials	$2.8	$21.8
Labor costs, including stock-based compensation	17.2	48.7
Warrant expense	5.5	16.8
Acquisition-related expense	—	16.1
Asset disposal and other related costs	5.1	10.4
Professional fees	1.2	10.9
Other	2.4	9.5
	$34.2	$134.2
General and Administrative Expenses
General and administrative expenses increased $19.6 million, or 65%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was attributable to increased stock-based compensation expense of $3.2 million, salaries and benefits of $8.6 million due to increased headcount, $4.6 million of professional fees, and $3.2 million of other administrative costs.
General and administrative expenses increased $54.6 million, or 63%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was attributable to increased stock-based compensation expense of $19.5 million, salaries and benefits of $20.7 million due to increased headcount, $7.0 million of professional fees, and $7.4 million of other administrative costs.

Other (Income) Expense
Interest income increased $9.9 million and $32.9 million during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. The increases were attributable to interest on the proceeds from convertible preferred stock offerings and the IPO.
Interest expense increased $0.2 million, or 6%, and $1.7 million, or 19%, during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025, respectively. The increases were attributable to a sale-leaseback transaction that occurred during 2025.
Provision for Income Taxes
The changes in the provision for income taxes during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 were primarily due to changes in tax on foreign earnings.

Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA
We define EBITDA as net loss adjusted for interest income, interest expense, provision for income taxes, and depreciation and amortization. We define Adjusted EBITDA as EBITDA adjusted for loss on issuance of convertible preferred stock, stock-based compensation, warrant expense, acquisition-related expense, asset disposal and other related costs, and IPO costs.
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
A reconciliation between net loss, the most directly comparable GAAP financial measure, and the non-GAAP financial measures is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(119,119)	$(437,214)	$(390,181)	$(595,909)
Increase (decrease) as adjusted for:
Interest income	(12,515)	(2,628)	(40,289)	(7,348)
Interest expense	3,678	3,464	10,956	9,214
Provision for income taxes	152	253	635	580
Depreciation and amortization	6,896	5,794	19,369	16,314
EBITDA	$(120,908)	$(430,331)	$(399,510)	$(577,149)
Loss on issuance of convertible preferred stock	—	355,551	—	355,551
Stock-based compensation	11,055	5,205	49,145	16,819
Warrant expense	5,760	308	17,091	308
Acquisition-related expense(1)	—	—	16,147	—
Asset disposal and other related costs	6,411	932	12,153	2,473
IPO costs(2)	233	760	469	1,310
Adjusted EBITDA	$(97,449)	$(67,575)	$(304,505)	$(200,688)
______________
(1)Includes acquired IPR&D expense of $15,003 and direct transaction costs of $1,144.
(2)Represents accounting and advisory expenses incurred in connection with becoming and operating as a public company.

Liquidity and Capital Resources
We have incurred net losses and negative operating cash flows from operations since we were formed and began designing our electric aircraft in 2018, and we expect to continue to incur losses and negative operating cash flows for the foreseeable future until we successfully commence sustainable commercial operations. Historically, our primary sources of liquidity have been borrowings under our Ex-Im Credit Facility, equity financings, government funding, and consideration from contracts with customers, as well as the proceeds from our IPO and the sale-leaseback transaction. To date, our primary use of capital has been for the development of our electric aircraft and Enabling Technologies. As of September 30, 2026, we had cash and cash equivalents of $1,343 million. Until we generate sufficient operating cash flow to fully cover our operating expenses, working capital needs, and planned capital expenditures, or if circumstances evolve differently than anticipated, we expect to utilize a combination of equity and debt financings to fund any future remaining capital needs. If we raise funds by issuing equity securities, dilution to stockholders may result. Any equity securities issued may also provide for rights, preferences, or privileges senior to those of holders of common stock. If we raise funds by issuing debt securities, these debt securities may have rights, preferences, and privileges senior to those of common stockholders. The terms of debt securities or borrowings could impose significant restrictions on our operations. The capital markets have, in the past, and may, in the future, experience periods of volatility that could impact the availability and cost of equity and debt financing. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. See the heading “Our business plan requires a significant amount of capital. We expect to require additional future funding to support our operations and implementation of our growth plans and we may be unable to access the capital and credit markets or borrow on affordable terms to obtain additional capital that we may require” in Part I, Item 1A. “Risk Factors” included in the Annual Report on Form 10-K for the year ended December 31, 2025.
Our principal uses of cash in recent periods were to fund our research and development activities, personnel costs, and support services, including our battery, engine, and charging services. Near-term cash requirements will also include spending on research and development of emerging technologies, strategic growth initiatives, including obtaining certifications and manufacturing our aircraft, commercial, and go-to-market infrastructure. We do not have material cash requirements related to current contractual obligations. As such, our cash requirements are highly dependent upon management’s decisions about the pace and focus of both our short and long-term spending.
Cash requirements can fluctuate based on business decisions that could accelerate or defer spending, including the timing or pace of certification, investments to support our growth in operations, and production of electric aircraft and Enabling Technologies. We anticipate incurring additional capital expenditures during the remaining portion of the year ending December 31, 2026, primarily related to the investment in machinery and equipment, buildings and leasehold improvements, our charging network, and aircraft components.
Our future capital requirements will depend on many factors, including our revenue growth rate, the timing and the amount of cash or grants received from our customers or governmental entities, respectively, the expansion of sales and marketing activities, and the timing and extent of spending to support development efforts, including collaborative arrangements.
Sources of Cash
The following table sets forth our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash (used in) provided by:
Operating activities	$(271,378)	$(183,386)
Investing activities	(103,772)	(24,367)
Financing activities	8,099	598,380
Effect of currency translation on cash, cash equivalents, and restricted cash	(119)	(20)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(367,170)	$390,607

Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities was $271.4 million, primarily due to a net loss of $390.2 million, offset by non-cash charges of $106.3 million, and adjusted by a change in operating assets and liabilities that provided a net source of cash of $12.5 million. This source of cash primarily reflected a decrease in prepaid expenses and other current assets.
For the nine months ended September 30, 2025, net cash used in operating activities was $183.4 million, primarily due to a net loss of $595.9 million, offset by non-cash charges of $393.1 million, and adjusted by a change in operating assets and liabilities that provided a net source of cash of $19.4 million. This source of cash primarily reflected an increase in accounts payable, accrued expenses, and current liabilities.
Investing Activities
For the nine months ended September 30, 2026 and 2025, we used $103.8 million and $24.4 million in cash, respectively, to fund capital expenditures, including investment in machinery and equipment, buildings, leasehold improvements, and purchases of aircraft components to support our growth in operations. For the nine months ended September 30, 2025, net cash used to purchase property and equipment was partially offset by proceeds from the sale of property and equipment.
Financing Activities
For the nine months ended September 30, 2026, net cash provided by financing activities was $8.1 million, primarily from the exercise of stock options, offset by repayment of borrowings and other financing activities. For the nine months ended September 30, 2025, net cash provided by financing activities was $598.4 million, primarily due to the proceeds received from issuances of our convertible preferred stock.
Contractual Obligations and Commercial Commitments
As of September 30, 2026, there were no material changes to our contractual obligations and commercial commitments in the audited consolidated financial statements included within our Annual Report on Form 10-K for the year ended December 31, 2025, other than those described in Note 6 “Leases” of our condensed consolidated financial statements.
Critical Accounting Estimates
In connection with preparing our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expense, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends, and other factors that management believes to be relevant at the time we prepare our consolidated financial statements. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates. During the nine months ended September 30, 2026, there have been no material changes to our critical accounting estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, other than as described below.
PSUs
We measure PSUs granted to employees and non-employees based on the fair value on the date of the grant. We recognize compensation expense over the requisite service period, which is adjusted at each reporting period based on the probability and timing of performance achievement. We estimate the probability and timing of achievement based on available information regarding progress made toward performance objectives at each reporting period. If we later determine that achievement of a performance objective is no longer probable, the associated expense previously recognized will be reversed.
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
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and Rules 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The following risk factor updates, supersedes, and replaces the risk factor disclosed in Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025.
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

There are inherent risks associated with developing, improving, expanding and updating our current systems, such as the disruption of our data management, procurement, production execution, finance, supply chain, sales, and service processes. These risks may affect our ability to manage our data and inventory, to procure parts or supplies, to manufacture, deploy, deliver, and service our aircraft and GSE, to adequately protect our intellectual property, or to achieve and maintain compliance with, or to realize available benefits under, applicable laws, regulations, and contracts. As we scale our manufacturing operations, we are implementing new processes and systems for tracking components and determining the capitalization and allocation of production-related costs. If these systems or processes are not implemented effectively, do not operate as intended, or do not produce complete and reliable information, our ability to accurately account for capitalized aircraft components reflected in our financial statements could be adversely affected. We cannot be sure that these systems, including those of our third-party vendors or suppliers, will be effectively implemented, maintained or expanded as planned. If we do not successfully implement, maintain or expand these systems as planned, our operations may be disrupted and our ability to accurately and timely report our financial results could be impaired. Moreover, our proprietary information or intellectual property could be compromised or misappropriated, which could adversely affect our reputation. We may need to expend significant resources to make corrections or find alternative sources for these functions if such functions do not operate as intended.
There have been no other material changes to the risk factors disclosed in Item 1A “Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2025, which are incorporated herein by reference except to the extent they address risks arising from or relating to the failure of events described therein to occur, which events have since occurred.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
On August 14, 2026, The Godric’s Hollow Trust, an entity affiliated with Kyle Clark, the Company’s Chief Executive Officer and President, entered into a trading plan (the “August Trading Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act that provides for the potential sale of up to 300,000 shares of Class A common stock, subject to certain conditions, from November 13, 2026 through December 14, 2026 (after the completion or expiration of the earlier-commencing arrangements previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2026 and June 30, 2026, respectively). On September 11, 2026, The Godric’s Hollow Trust entered into a trading plan (the “September 11 Trading Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act that provides for the potential sale of up to 250,000 shares of Class A common stock, subject to certain conditions, from December 15, 2026 through January 11, 2027 (after the completion or expiration of the earlier-commencing arrangements, including the August Trading Plan and those previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2026 and June 30, 2026, respectively). Additionally, on September 29, 2026, Mr. Clark entered into trading plans on behalf of himself and The Godric’s Hollow Trust intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (collectively, the “September 29 Trading Plans”). The September 29 Trading Plans provide for the potential sale of up to 270,000 shares of Class A common stock, with 27.5% of the shares to be sold by Kyle Clark and 72.5% of the shares to be sold by The Godric’s Hollow Trust, subject to certain conditions, from January 12, 2027 through February 22, 2027 (after the completion or expiration of the earlier-commencing arrangements, including the September 11 Trading Plan and those previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the three and six months ended March 31, 2026 and June 30, 2026, respectively).
On August 17, 2026, Herman Cueto, the Company’s Chief Financial Officer, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Cueto’s trading plan provides for the potential sale of up to 216,661 shares of Class A common stock, including upon the vesting of RSUs and PSUs and net of any shares sold to satisfy applicable tax-withholding obligations, subject to certain conditions, from on or about November 16, 2026 through April 30, 2027.
During the three months ended September 30, 2026, no other director or officer of BETA adopted, modified, or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) and (c) of Regulation S-K.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

3.1*
Sixth Amended and Restated Certificate of Incorporation of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

3.2*	Second Amended and Restated Bylaws of BETA Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Company on November 6, 2025).

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*Incorporated herein by reference as indicated.
**Filed herewith.
***Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA Technologies, Inc.

Date: November 3, 2026	/s/ Kyle Clark
Kyle Clark President and Chief Executive Officer

Date: November 3, 2026	/s/ Herman Cueto
Herman Cueto Chief Financial Officer