Form 10-Q/A
period 2026-09-30
BETA Technologies, Inc.
filed 2026-11-10
CIK 1784570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE
BETA Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 3, 2026 (the “Original Filing”). This Amendment is being filed to revise Part II “Item 5. Other Information” to add disclosure regarding a Rule 10b5-1 trading arrangement (as defined in Item 408(a) of Regulation S-K) entered into by David Churchill, the Chief Technology Officer and a director of the Company, during the quarter ended September 30, 2026, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II, Item 6 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the date the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

PART II – OTHER INFORMATION
Item 5. Other Information
Trading Arrangements
On August 14, 2026, David Churchill, the Chief Technology Officer and a director of the Company, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Churchill’s trading plan provides for the potential sale of up to 280,000 shares of Class A common stock, subject to certain conditions, from on or about November 13, 2026 through December 31, 2026.

3

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

4

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETA Technologies, Inc.

Date: November 10, 2026	/s/ Kyle Clark
Kyle Clark President and Chief Executive Officer

Date: November 10, 2026	/s/ Herman Cueto
Herman Cueto Chief Financial Officer

5